Form 10-K
period 2012-12-31
Atlas Resource Partners, L.P.
filed 2013-03-01
CIK 1532750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35317

ATLAS RESOURCE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	45-3591625
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

Park Place Corporate Center One 1000 Commerce Drive, Suite 400 Pittsburgh, PA	15275
(Address of principal executive offices)	Zip code

Registrant’s telephone number, including area code: 800-251-0171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing Limited Partnership Interests	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the registrant, based on the closing price of the registrant’s common units on the last business day of the registrant’s most recently completed second quarter, June 30, 2012, was approximately $292.4 million.

The number of outstanding limited partner units of the registrant on February 25, 2013 was 47,809,707.

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

Mcfd. One thousand cubic feet per day.

Mcfed. One Mcfe per day.

MMBbl. One million barrels of oil or other liquid hydrocarbons.

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

NYSE. The New York Stock Exchange.

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

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the demand for natural gas, oil, NGLs and condensate;

•	the price volatility of natural gas, oil, NGLs and condensate;

•	changes in the market price of our common units;

•	future financial and operating results;

•	resource potential;

•	realized natural gas and oil prices;

•	economic conditions and instability in the financial markets;

•	success in efficiently developing and exploiting our reserves and economically finding or acquiring additional recoverable reserves;

•	the accuracy of estimated natural gas and oil reserves;

•	the financial and accounting impact of hedging transactions;

•	the ability to fulfill our substantial capital investment needs;

•	expectations with regard to acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions;

•	the limited payment of dividends or distributions, or failure to declare a dividend or distribution, on outstanding common units or other equity securities;

•	any issuance of additional common units or other equity securities, and any resulting dilution or decline in the market price of any such securities;

•	restrictive covenants in indebtedness that may adversely affect operational flexibility;

•	potential changes in tax laws which may impair the ability to obtain capital funds through investment partnerships;

•	the ability to raise funds through investment or through access to the capital markets;

•

the ability to obtain adequate water to conduct drilling and production operations, and to dispose of the water used in and generated by these operations at a reasonable cost and within applicable environmental rules;

•	the introduction of Pennsylvania impact fees and severance taxes;

•	changes and potential changes in the regulatory and enforcement environment in the areas in which we conduct business;

•	the effects of intense competition in the natural gas and oil industry;

•	general market, labor and economic conditions and related uncertainties;

•	the ability to retain certain key customers;

•	dependence on the gathering and transportation facilities of third parties;

•	the availability of drilling rigs, equipment and crews;

•

potential incurrence of significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	uncertainties with respect to the success of drilling wells at identified drilling locations;

•	acquisitions may potentially prove to be worth less than we paid, or provide less than anticipated proved reserves;

•

ability to identify all risks associated with the acquisition of oil and natural gas properties, or existing wells, and the sufficiency of indemnifications we receive from sellers to protect us from such risks;

•	expirations of undeveloped leasehold acreage;

•	uncertainty regarding leasing operating expenses, general and administrative expenses and funding and development costs;

•	exposure to financial and other liabilities of the managing general partners of the investment partnerships;

•	the ability to comply with, and the potential costs of compliance with, new and existing federal, state, local and other laws and regulations applicable to our business and operations;

•	exposure to new and existing litigation;

•	the potential failure to retain certain key employees and skilled workers; and

•	development of alternative energy resources.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Item 1A: Risk Factors” in this report. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

PART I.

ITEM 1:	BUSINESS

Overview

We are a publicly-traded master-limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. We are a leading sponsor and manager of tax-advantaged investment partnerships, in which we co-invest, to finance a portion of our natural gas and oil production activities. We believe we have established a strong track record of growing our reserves, production and cash flows through a balanced mix of natural gas and oil exploitation and development and sponsorship of investment partnerships and acquisition of oil and gas properties. Our primary business objective is to generate growing yet stable cash flows through the development and acquisition of mature, long-lived natural gas and oil properties. As of December 31,

2012, the date of our most recent reserve reports, our estimated proved reserves were 723.4 Bcfe, including the reserves net to our equity interest in our investment partnerships. Of our estimated proved reserves, approximately 56% were proved developed and approximately 79% were natural gas. For the year ended December 31, 2012, our average daily net production was approximately 77.2 MMcfe. Through December 31, 2012, we own production positions in the following areas:

•

the Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas. We have ownership interests in over 525 wells in the Barnett Shale and Marble Falls play and 569.3 Bcfe of total proved reserves with average daily production of 31.9 MMcfe for the year ended December 31, 2012;

•

the Appalachia basin, including the Marcellus Shale and the Utica Shale. We have ownership interests in over 10,200 wells primarily in the Appalachian basin, including approximately 270 wells in the Marcellus Shale and 112.6 Bcfe of total proved reserves with average daily production of 35.6 MMcfe for the year ended December 31, 2012;

•	the Mississippi Lime and Hunton plays in northwestern Oklahoma. We own 21.0 Bcfe of total proved reserves with average daily production of 1.9 MMcfe for the year ended December 31, 2012; and

•

the Chattanooga Shale in northeastern Tennessee, the Niobrara Shale in northeastern Colorado, the New Albany Shale in southwestern Indiana, and the Antrim Shale in Michigan, in which we have an aggregate 20.5 Bcfe of total proved reserves with average daily production of 7.8 MMcfe for the year ended December 31, 2012.

We seek to create substantial value by executing our strategy of acquiring properties with stable, long-life production, relatively predictable decline curves and lower risk development opportunities. Overall, we have acquired significant net proved reserves and production through the following transactions:

•

Carrizo Barnett Shale Assets – On April 30, 2012, we acquired 277 Bcfe of proved reserves, including undeveloped drilling locations, in the core of the Barnett Shale from Carrizo Oil & Gas, Inc. (NASD: CRZO; “Carrizo”) for approximately $187.0 million, which was funded by $119.5 million through the private placement of 6.0 million of our common units and $67.5 million of borrowings under our revolving credit facility. The assets include 198 gross producing wells generating approximately 31 MMcfed of production at the date of acquisition on over 12,000 net acres, all of which are held by production.

•

Titan Barnett Shale Assets – On July 26, 2012, we acquired Titan Operating, L.L.C. (“Titan”), which owned approximately 250 Bcfe of proved reserves and associated assets in the Barnett Shale on approximately 16,000 net acres, which are 90% held by production, for approximately 3.8 million of our common units and approximately 3.8 million of our Class B convertible preferred units (which had an estimated collective value of $193.2 million based upon the closing price of our publicly-traded common units as of the acquisition closing date) and approximately $15.4 million in cash for closing adjustments. Titan’s assets are located in close proximity to the assets acquired from Carrizo in the Barnett Shale. Net production from these assets at the date of acquisition was approximately 24 MMcfed, including approximately 370 Bpd of natural gas liquids. We believe there are approximately 335 potential undeveloped drilling locations on the Titan acreage.

•

DTE Fort Worth Basin Assets – On December 20, 2012, we acquired 210 Bcfe of proved reserves in the Fort Worth basin from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million. The assets include 261 gross producing wells generating approximately 23 MMcfed of production at the date of acquisition on over 88,000 net acres, approximately 40% of which are held by production and approximately 33% are in continuous development. The acreage position includes approximately 75,000 net acres prospective for the oil and NGL-rich Marble Falls play, in which there are over 700 identified vertical drilling locations. We believe that there are further potential development opportunities through vertical down-spacing and horizontal drilling in the Marble Falls formation, in which it expects to commence drilling operations by early 2013. The assets acquired from DTE are in close proximity to our other assets in the Barnett Shale.

•

Equal Mississippi Lime Assets – On April 4, 2012, we entered into an agreement with Equal Energy, Ltd. (NYSE: EQU; TSX: EQU; “Equal”) to acquire a 50% interest in Equal’s approximately 14,500 net undeveloped acres in the core of the oil and liquids rich Mississippi Lime play in northwestern Oklahoma for approximately $18 million. On September 24, 2012, we acquired Equal’s remaining 50% interest in approximately 8,500 net undeveloped acres included in the joint venture, approximately 8 MMcfed of net production in the region at the date of acquisition and substantial salt water disposal infrastructure for $41.3 million, including $1.3 million related to post-closing adjustments. Both transactions were financed through borrowings under our revolving credit facility. The transaction increased our position in the Mississippi Lime play to 19,800 net acres in Alfalfa, Grant and Garfield counties in Oklahoma.

In addition to our acquisition strategy, we have targeted certain high-returning plays, including the Marcellus Shale in northeastern Pennsylvania and the Utica Shale in eastern Ohio, for organic leasing efforts and development. In the Marcellus Shale, we have leased acreage in Lycoming County in northeast Pennsylvania, a highly desirable and productive dry gas area, where we have completed three pad sites that will each accommodate multiple horizontal wells, of which eight wells are in various stages of drilling as of December 31, 2012. We also have prospective Utica Shale acreage in Harrison, Tuscarawas, and Stark counties, Ohio, highly desirable areas which have experienced escalated permitting and drilling activity, where we have five horizontal wells in Harrison County in various stages of drilling as of December 31, 2012. We currently have interests in approximately 2,500 wells in Ohio and operate three field offices, which we intend to use to manage future Utica Shale development.

With over 1,250 attractive drilling locations at current commodity prices on approximately 144,000 undeveloped acres that we are actively developing, we believe we have significant organic growth opportunities.

We were formed in October 2011 to own and operate substantially all of the Atlas Energy E&P Operations, which were transferred to us on March 5, 2012 by Atlas Energy, L.P. (NYSE: ATLS; “ATLS”), a publicly-traded master limited partnership which owns 100% of our general partner Class A units and incentive distribution rights and an approximate 43% limited partner ownership interest (20,962,485 limited partner units) in us.

Our operations include three reportable operating segments: gas and oil production, well construction and completion and other partnership management (see “Item 8: Financial Statements and Supplementary Data”).

Competitive Strengths

We believe we are well-positioned to successfully execute our business strategy because of the following competitive strengths:

We have a high quality, long-lived reserve base. Our natural gas properties are located principally in the Barnett Shale and the Appalachian Basin, and are characterized by long-lived reserves, favorable pricing for our production and readily available transportation. Moreover, because our production in the Appalachian Basin is located near markets in the northeast United States, we believe we will generally receive a premium over quoted prices on the New York Mercantile Exchange (“NYMEX”) for the natural gas we produce.

We are one of the leading sponsors of tax-advantaged investment partnerships. We and our predecessor have sponsored limited and general partnerships to raise funds from investors to finance our development drilling activities since 1968, and we believe that we are one of the leading sponsors of such investment partnerships in the country. We believe that our lengthy association with many of the broker-dealers that act as placement agents for our investment partnerships provide us with a competitive advantage over entities with similar operations. We also believe that our sponsorship of investment partnerships has allowed us to generate attractive returns on drilling, operating and production activities.

Fee-based revenues from our investment partnerships and our substantially hedged production provide protection from commodity price volatility. Our investment partnerships provide us with stable, fee-based revenues which diminish the influence of commodity price fluctuations on our cash flows. In addition, because our investment partnerships reimburse us on a cost-plus basis for drilling capital expenses, we are partially protected against increases in drilling costs. Our fees for managing our investment partnerships accounted for approximately 37% of our segment margin for the year ended December 31, 2012. Additionally, our natural gas, crude oil and NGL production was hedged approximately 81% on an equivalent basis for the year ended December 31, 2012. As of December 31, 2012, we have approximately 109 Bcfe of hedge positions on our natural gas, crude oil and NGL production for 2013 through 2017.

Our partnership management business can improve the economic rates of return associated with our natural gas and oil production activities. A well drilled, net to our equity interest, in our partnership management business will provide us with an enhanced rate of return. For each well drilled in a partnership, we receive an upfront fee on the investors’ well construction and completion costs and a fixed administration and oversight fee. Further, we receive an incremental equity interest in each well, for which we do not make any corresponding capital contribution. Consequently, our economic interest in each well is significantly greater than our proportional contribution to the total cash costs which enhances our overall rate of return. Additionally, we receive monthly per well fees from the partnership for the life of each individual well, which also increases our rate of return.

We have significant experience in making accretive acquisitions. Our management team has extensive experience in consummating accretive acquisitions. We believe we will be able to generate acquisition opportunities of both producing and non-producing properties through our management’s extensive industry relationships. We intend to use these relationships and experience to find, evaluate and execute on acquisition opportunities.

We have significant engineering, geologic and management experience. Our technical team of geologists and engineers has extensive industry experience. We believe that we have been one of the most active drillers in our core operating areas and, as a result, that we have accumulated extensive geological and geographical knowledge about the area. We have added geologists and engineers to our technical staff that have significant experience in other productive basins within the continental United States, which will allow us to evaluate and possibly expand our core operating areas.

Business Strategy

The key elements of our business strategy are:

Expand our natural gas and oil production. We generate a significant portion of our revenue and net cash flow from natural gas and oil production. We believe our strategy of increasing our natural gas and oil production through our sponsorship of investment partnerships as well as drilling wells directly to exploit our acreage opportunities provides us with enhanced economic returns. For the five year period ended December 31, 2012, we raised over $1.2 billion from outside investors through our investment partnerships. We intend to continue to develop our inventory of proved undeveloped locations through both sponsorship of investment partnerships and direct well drilling to add value through reserve and production growth.

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

Expand operations through strategic acquisitions. We continually evaluate opportunities to expand our operations through acquisitions of developed and undeveloped properties or companies that will generate attractive risk adjusted expected rates of return and increase our cash available for distribution. Our acquisitions have been characterized by long-lived production, relatively low decline rates and predictable production profiles, as well as relatively low-risk development opportunities. We will continue to seek strategic opportunities in our current areas of operation, as well as other regions of the United States.

Continue to maintain control of operations and costs. We believe it is important to be the operator of wells in which we or our investment partnerships have an interest because we believe it will allow us to achieve operating efficiencies and control costs. As operator, we are better positioned to control the timing and plans for future enhancement and exploitation efforts, costs of enhancing, drilling, completing and producing the well, and marketing negotiations for our natural gas and oil production to maximize both volumes and wellhead price. We were the operator of the vast majority of the properties in which we or our investment partnerships had a working interest at December 31, 2012.

Continue to manage our exposure to commodity price risk. To limit our exposure to changing commodity prices and enhance and stabilize our cash flow, we use financial hedges for a portion of our natural gas and oil production. We principally use fixed price swaps and collars as the mechanism for the financial hedging of our commodity prices.

Subsequent Events

Cash Distribution. On January 24, 2013, we declared a cash distribution of $0.48 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million and $1.8 million to the general partner and preferred limited partners, respectively, was paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

Senior Notes. On January 23, 2013, we issued $275.0 million of 7.75% senior unsecured notes due on January 15, 2021 (“7.75% Senior Notes”). We used the net proceeds of approximately $268.3 million, net of underwriting fees and other offering costs of $6.7 million, to repay all of the indebtedness and accrued interest outstanding under our term loan credit facility and a portion of that outstanding under our revolving credit facility. Under the terms of our revolving credit facility, the borrowing base was reduced by 15% of the 7.75% Senior Notes to $368.8 million. In connection with the retirement of our term loan credit facility and the reduction in our revolving credit facility borrowing base, we accelerated $2.2 million of amortization expense related to deferred financing costs in January 2013. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 18 months. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a “make whole” redemption price as defined in the indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% Senior Notes contains covenants, including limitations of our ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets.

Recent Developments

DTE Acquisition. On December 20, 2012, we completed the acquisition of DTE Gas Resources, LLC from DTE for $257.4 million, subject to certain post-closing adjustments (the “DTE Acquisition”). The assets include 261 gross producing wells generating approximately 23 MMcfed of production at the date of acquisition on over 88,000 net acres, approximately 40% of which are held by production and approximately 33% are in continuous development. The acreage position includes approximately 75,000 net acres prospective for the oil and NGL-rich Marble Falls play, in which there are over 700 identified vertical drilling locations. We believe that there are further potential development opportunities through vertical down-spacing and horizontal drilling in the Marble Falls formation, in which we expect to commence drilling operations by early 2013. The assets acquired from DTE are in close proximity to our other assets in the Barnett Shale.

Amendment to our revolving credit facility and new term loan credit facility. Also on December 20, 2012, in connection with the completion of the DTE Acquisition, we entered into an amendment to our revolving credit facility and a new term loan credit facility.

The amendment to our revolving credit facility:

•	increased the borrowing base from $310.0 million to $410.0 million;

•

stated that borrowings under the revolving credit facility bear interest, at our election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum;

•

revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of our term loan credit facility) if any portion of the term loan debt is outstanding on that date; and

•

amended the financial covenants to require that our ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date.

Our $77.6 term loan credit facility matures May 19, 2014, and contains terms substantially similar to our revolving credit facility except:

•	our obligations are secured by second lien mortgages on our oil and gas properties and security interest in substantially all of our assets, and guarantees by substantially all of our subsidiaries;

•	borrowings bear interest, at our option, at either the prime rate plus 6.5% or LIBOR plus 7.5%;

•	we will be required to prepay borrowings with 100% of the net proceeds of any senior notes offering and 33% of the net proceeds from any equity offering; and

•

requires us to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under our revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0.

We borrowed $179.8 million under our revolving credit facility and $77.6 million under our term loan facility to partially fund the DTE acquisition. We repaid the term loan credit facility in full with the proceeds from the sale of the 7.75% Senior Notes in January 2013 (see “Subsequent Events”).

Equity Offering. In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, we sold an aggregate of 7,898,210 of our common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. We utilized the net proceeds from the sale to repay a portion of the outstanding balance under our revolving credit facility and $2.2 million under our term loan credit facility.

Acquisition of Titan Operating, L.L.C. In July 2012, we completed the acquisition of Titan in exchange for 3.8 million common units and 3.8 million newly-created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of our publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments. Through the acquisition of Titan, we acquired interests in approximately 52 proved developed natural gas wells in the Barnett Shale, located in the Bend Arch – Fort Worth Basin in North Texas. The cash paid at closing was funded through borrowings under our credit facility. The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Acquisition of Assets from Carrizo Oil & Gas, Inc. In April 2012, we acquired certain oil and natural gas assets from Carrizo for approximately $187.0 million in cash. The assets acquired include interests in approximately 200 producing natural gas wells from the Barnett Shale, located in Bend Arch–Fort Worth Basin in North Texas, proved undeveloped acres also in the Barnett Shale and gathering pipelines and associated gathering facilities that service certain of the acquired wells. The purchase price was funded through borrowing under our credit facility and $119.5 million of net proceeds from the sale of 6.0 million of our common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain of our executives. The common units were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act.

Equal Acquisition. In April 2012, we acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal. The transaction was funded through borrowings under our revolving credit facility. Concurrent with the purchase of acreage, we and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. We served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, we acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 MMcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. The additional acquisition was subject to certain post-closing adjustments and funded with available borrowings under our revolving credit facility. As a result of our acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between us and Equal in the Mississippi Lime position was terminated and all infrastructure associated with the assets, principally the salt water disposal system, is operated by us.

Geographic and Geologic Overview

Appalachian Basin Overview. The Appalachian Basin includes the states of Kentucky, Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. It is the most mature natural gas, crude oil and NGL producing region in the United States, having established the first oil production in 1860. Our development and production activities in the Appalachia Basin principally include the Marcellus Shale and other formations primarily in Pennsylvania and the Utica Shale and other formations primarily in Ohio.

The Marcellus Shale is a black, organic rich shale formation located at depths between 6,000 and 8,500 feet and ranges in thickness from 75 to 250 feet. As of December 31, 2012, we had an interest in approximately 270 Marcellus Shale wells, consisting of 229 vertical wells and 41 horizontal wells. As of December 31, 2012, we initiated drilling for eight Marcellus Shale horizontal wells in northeastern Pennsylvania, all of which we are drilling through our partnership management business, which are expected to be completed in 2013. As of December 31, 2012, we have approximately 3,000 Marcellus Shale undeveloped acres in Lycoming County, PA. Our future drilling activity in certain portions of the Appalachian Basin located in southwestern Pennsylvania, West Virginia and New York will be limited until February 17, 2014 by the terms of the non-competition agreements between certain of Atlas Energy’s officers and directors and Chevron Corporation (NYSE: CVX; “Chevron”).

The Utica/Point Pleasant Shale is an Ordovician-age shale which covers a large portion of Pennsylvania, New York and West Virginia and lies several thousand feet below the Devonian-age Marcellus and other organic shales. The richest and thickest concentration of organic material is present within the Point Pleasant member of the Lower Utica formation. The Point Pleasant Shale is therefore the primary objective section of this shale play. As the Utica/Point Pleasant Shale increases in present day depth from central to eastern Ohio, so does the corresponding oil/condensate rich gas/dry gas areas, respectively. In general, near the Ohio/Pennsylvania border, the Utica/Point Pleasant Shale is in the dry gas window. As of December 31, 2012, we have approximately 4,500 net undeveloped acres prospective for the Utica Shale in Harrison, Tuscarawas and Stark counties in Ohio, upon which we have five horizontal wells in various stages of drilling as of December 31, 2012. In addition, we currently have an interest in approximately 2,500 wells in Ohio and operate three field offices which we intend to use for future Utica Shale development.

Because the Appalachian Basin is located near the leading energy-consuming regions of the mid-Atlantic and northeastern United States, Appalachian producers have historically sold their natural gas at a premium to the benchmark price for natural gas on the NYMEX. In addition, Appalachian natural gas production has the advantage of a high energy content, ranging from 1.00 to 1.11 dekatherms (“Dth”) per Mcf. The majority of our existing natural gas sales contracts yield upward adjustments from index based pricing for throughput with an energy content above 1.0 Dth per Mcf. This higher energy content resulted in realized premiums averaging 1.05% over normal pipeline quality natural gas for the year ended December 31, 2012.

Barnett Shale/Marble Falls. The Barnett Shale and Marble Falls play are located east of the Bend Arch and west of the Quachita Thrust in the Fort Worth Basin of northern Texas. The Barnett Shale is Mississippian-age shale formation located at depths between 5,000 and 8,000 feet and ranges in thickness from 100 and 600 feet. As of December 31, 2012, we had an interest in approximately 418 Barnett Shale wells and approximately 116,500 acres prospective for the Barnett Shale. The Marble Falls play is Pennsylvanian-age formation located above the Barnett Shale and beneath the Atoka at depths of approximately 5,500 feet and ranges in thickness from 50 and 400 feet. As of December 31, 2012, we had an interest in approximately 109 Marble Falls wells. Approximately 75,000 acres of our 116,500 acres prospective for the Barnett Shale are also prospective for the Marble Falls.

Mississippi Lime/Hunton. The Mississippi Lime and Hunton formations are located in the Anadarko Shelf in northern Oklahoma. The Mississippi Lime formation is an expansive carbonate hydrocarbon system and is located at depths between 4,000 and 7,000 feet between the Pennsylvanian-aged Morrow formation and the Devonian-aged world-class source rock Woodford Shale formation. The Mississippi Lime formation can reach 600 feet in gross thickness, with a targeted porosity zone between 50 and 100 feet thickness. The Hunton formation is a limestone formation located at a depth of approximately 7,500 feet, and ranges in thickness from 150 and 300 feet. As of December 31, 2012, we had an interest in approximately 35 Hunton wells. As of December 31, 2012, we initiated drilling for 11 Mississippi Lime horizontal wells, all of which we are drilling through our partnership management business, four of which have been completed as of December 31, 2012. As of December 31, 2012, we have approximately 19,800 undeveloped acres prospective for the Mississippi Lime.

Tennessee. The Chattanooga Shale is a Devonian-age shale found at a depth of approximately 3,500 feet. We have over 100,000 net undeveloped acres in the Chattanooga Shale in northeastern Tennessee. We operate approximately 457 wells in the region, 453 of which are funded through our investment partnerships and 38 of which are horizontal wells. We also own two gas processing plants in eastern Tennessee with combined capacity of approximately 35 MMcf per day, which capacity we believe can be increased.

New Albany Shale. The Devonian-age New Albany Shale is an organic rich source rock found at depths of 500 to 3,000 feet, with thicknesses ranging from 100 to 200 feet. We have a leasehold of over 100,000 net acres in the New Albany Shale in southwestern Indiana located is in the “biogenic gas window.” The natural fracture patterns in the New Albany Shale are vertically oriented, which lends itself to a horizontal drilling approach. As of December 31, 2012, we have an interest in 111 wells in the New Albany Shale, of which we operate 105.

Niobrara Shale. Within the Denver-Julesburg Basin, we have primarily focused on the Niobrara Shale, which extends from northeastern Colorado to southern Wyoming into western Nebraska. Our developmental drilling program is focused on the shallow, gas-rich Niobrara in eastern Colorado, western Nebraska, and Kansas. Although natural gas was discovered in the Niobrara Shale in 1919, drilling in the area did not become commercial until the use of fracturing technologies became prevalent in the 1970s and 1980s. Development continued through the 1990s, but drilling success rates in the region were enhanced by the more recent development of 3-D seismic technology. The Niobrara Shale is suitable for conventional drilling of shallow developmental natural gas wells, which are wells drilled in an area of proven reserves to the depth of a horizon known to be productive. The Niobrara Shale presents the potential for efficient drilling, completion and production operations, as well as relatively quick well turn-in-line timeframes and favorable topography.

We are a party to a farm-out agreement with Black Raven Energy covering 178,000 acres located in the Niobrara formation in eastern Colorado and western Nebraska, pursuant to which we pay a per well fee and production royalties to Black Raven. The acreage subject to our farm-out agreement encompasses the development of shallow Niobrara gas wells at about 2,700 feet in depth with site selection based on the identification of 3D seismic structures. We operate 191 wells in the region, all of which were funded through our investment partnerships.

Gas and Oil Production

Production Volumes

Currently, our natural gas, crude oil and NGL production operations are focused in various shale plays throughout the United States, and include direct interest wells and ownership interests in wells drilled through our drilling partnerships. When we drill new wells through our partnership management business we receive an interest in each investment partnership proportionate to the value of our coinvestment in it and the value of the acreage we contribute to it, typically 15% to 31% of the overall capitalization of a particular partnership. We also receive an incremental interest in each partnership, typically 5% to 10%, for which we do not make any additional capital contribution. Consequently, our equity interest in the reserves and production of each partnership is typically between 20% and 41%. The following table presents our total net natural gas, oil and natural gas liquids production volumes and production per day for the three year period ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Production per day:(1)(2)
Natural gas (Mcfd)	69,408	31,403	35,855
Oil (Bpd)	330	307	373
Natural gas liquids (Bpd)	974	444	499

Total (Mcfed)	77,232	35,912	41,090

(1)	“Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bpd” represent barrels and barrels per day.
(2)	Production quantities consist of the sum of (i) our proportionate share of production from wells in which we have a direct interest, based on our proportionate net revenue interest in such wells, and (ii) our proportionate share of production from wells owned by the investment partnerships in which we have an interest, based on our equity interest in each such partnership and based on each partnership’s proportionate net revenue interest in these wells.

Production Revenues, Prices and Costs

We market the majority of our natural gas production to gas utility companies, gas marketers, local distribution companies, industrial or other end-users, and companies generating electricity. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indexes are as follows: Appalachian Basin and Mississippi Lime, primarily the NYMEX spot market price; Barnett Shale and Marble Falls, primarily the Waha spot market price; New Albany Shale and Antrim Shale, primarily the Texas Gas Zone SL and Chicago Hub spot market prices; and Niobrara formation, primarily the Cheyenne Hub spot market price. NGLs are produced by our natural gas processing plants, which extract the NGLs from the natural gas production, enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for long-haul transport to end users. Our NGLs are generally priced using the Mont Belvieu (TX) regional processing hub.

Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of our proved reserves on an energy equivalent basis at December 31, 2012. The following table presents our production revenues and average sales prices for our natural gas, oil and natural gas liquids production for the years ended December 31, 2012, 2011 and 2010, along with our average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Years Ended December 31,
	2012	2011	2010
Production revenues (in thousands):
Natural gas revenue	$70,151	$49,096	$75,630
Oil revenue	11,351	10,057	10,541
Natural gas liquids revenue	11,399	7,826	6,879

Total revenues	$92,901	$66,979	$93,050

Average sales price:
Natural gas (per Mcf):
Total realized price, after hedge(1)	$3.29	$4.98	$7.08
Total realized price, before hedge(1)	$2.60	$4.53	$4.60

	Years Ended December 31,
	2012	2011	2010
Oil (per Bbl):
Total realized price, after hedge	$94.02	$89.70	$77.31
Total realized price, before hedge	$91.32	$89.07	$71.37

Natural gas liquids (per Bbl) total realized price:	$31.97	$48.26	$37.78

Production costs (per Mcfe):
Lease operating expenses(2)	$0.82	$1.09	$1.27
Production taxes	0.12	0.10	0.04
Transportation and compression	0.24	0.43	0.65

Total	$1.19	$1.61	$1.96

(1)	Excludes the impact of subordination of our production revenue to investor partners within our investment partnerships. Including the effect of this subordination, the average realized gas sales prices were $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging), $4.28 per Mcf ($3.83 per Mcf before the effects of financial hedging) and $5.78 per Mcf ($3.30 per Mcf before the effects of financial hedging) for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our investment partnerships. Including the effects of these costs, total lease operating expenses per Mcfe were $0.58 per Mcfe ($0.94 per Mcfe for total production costs), $0.77 per Mcfe ($1.33 per Mcfe for total production costs) and $0.86 per Mcfe ($1.56 per Mcfe for total production costs) for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Over the last five years, we raised over $1.2 billion from outside investors for participation in our drilling partnerships. Net proceeds from these partnerships are used to fund the investors’ share of drilling and completion costs under our drilling contracts with the partnerships. We recognize revenues from drilling operations on the percentage-of-completion method as the wells are drilled, rather than when funds are received.

Our fund raising activities for sponsored drilling partnerships during the last five years are summarized in the following table (amounts in millions):

	Drilling Program Capital
	Investor contributions	Our contributions	Total capital
2012	$127.1	$54.4	$181.5
2011	141.9	28.3	170.2
2010(1)	149.3	53.4	202.7
2009	353.4	97.5	450.9
2008	438.4	146.3	584.7

Total	$1,210.1	$379.9	$1,590.0

(1)	Does not include funds raised for a fall 2010 drilling program, which was cancelled due to the announcement of the acquisition of the Transferred Business in November 2010 (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

As managing general partner of our investment partnerships, we receive the following fees:

•	Well construction and completion. For each well that is drilled by an investment partnership, we receive a 15% to 18% mark-up on those costs incurred to drill and complete the well;

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

•

Well services. Each partnership pays us a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the wells; and

•

Gathering. Each royalty owner, partnership and certain other working interest owners pay us a gathering fee, which in general is equivalent to the fees we remit. In Appalachia, a majority of our Drilling Partnership wells are subject to a gathering agreement, whereby we remit a gathering fee of 16%. However, based on the respective investment partnership agreements, we charge our Drilling Partnership wells a 13% gathering fee. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

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

Drilling Activity

The number of wells we drill will vary depending on, among other things, the amount of money we raise through our investment partnerships, the cost of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table sets forth information with respect to the number of wells we drilled, both gross and for our interest, during the periods indicated. There were no exploratory wells drilled during the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Gross wells drilled	105	160	117
Our share of gross wells drilled(1)	42	31	34

(1)	Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

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

As of December 31, 2012, we had the following ongoing drilling activities:

	Gross			Net
	Spud	Total Depth	Completed	Spud	Total Depth	Completed
Marcellus – Vertical	—	—	—	—	—	—
Marcellus – Horizontal	4	4	—	4	4	—
Barnett – Horizontal	1	6	9	1	6	7
Mississippi Lime – Horizontal	4	3	1	4	3	1
Utica – Horizontal	5	—	—	5	—	—
Chattanooga – Vertical	—	—	—	—	—	—
Chattanooga – Horizontal	—	—	—	—	—	—
Niobrara – Vertical	—	2	2	—	2	2
Ohio – Vertical	—	—	—	—	—	—

Hydrocarbon property leases

The typical oil and gas lease agreement provides for the payment of a percentage of the proceeds, known as a royalty, to the mineral owner for all natural gas, oil and other hydrocarbons produced from any well(s) drilled on the leased premises. In the Appalachian Basin, Colorado, and Michigan Basins, this amount, historically has typically been between 1/8th (12.5%) and 1/6th (16.66%) resulting in a net revenue interest to us of between 87.5% and 83.33%. With the discovery of the Marcellus and Utica Shales in the Appalachian Basin in the last few years, and the resultant competition for undeveloped acreage, it has become very common for landowners to demand royalty rates up to 20%, which leaves us with a net revenue interest of 80%. In Oklahoma (Mississippi Lime) and Texas (Barnett shale and Marble Falls), both states where we have recently acquired substantial acreage positions, royalties are commonly in the 15-20% range, resulting in net revenue interests to us in the 80-85% range.

Historically, in almost all of the areas we operate in the Appalachian Basin, Colorado, Indiana and Michigan, the surface owner is normally the mineral owner, and we were drilling vertical wells on drilling units that typically comprised 40-160 acres, allowing us to deal with a single, or very few owners/lessors. This simplifies the research and acquisition process required to identify the proper owners of the mineral and surface rights and reduces the per acre lease acquisition cost and the time required to successfully acquire the desired leases that comprised drilling units. In the Texas Barnett Shale, Oklahoma Mississippi Lime and Appalachian Basin Marcellus and Utica plays, we are generally drilling horizontal wells on much larger drilling units (sometimes approaching 1,000 acres), which nearly always means acquiring mineral and/or surface rights from multiple parties. In the case of “urban’ drilling areas in the Barnett Shale, we have as many as 3,500 royalty owners within a single drilling unit. The much higher volume (than typical Appalachian vertical wells) horizontal wells in these areas justify the additional acquisition cost and time involved in securing the necessary rights and agreements needed for the larger drilling units.

Because the acquisition of hydrocarbon leases in highly desirable basins is a very competitive process, and involves certain geological and business risks to identify prospective areas, leases are frequently held by other oil and gas operators. In order to access the rights to drill on these leases, we may elect to farm-in lease rights and/or purchase leases from competitor operators. Typically, the assignor of such leases will reserve an overriding royalty interest (over and above the existing mineral owner royalty), that can range from 2-3% up to as high as 7 or 8%, and sometimes contain options to convert the overriding royalty interests to working interests at payout of a well. Areas where farm-ins are utilized can result in additional reductions in our net revenue interests, depending upon their terms and how much of a particular drilling unit the farm-in acreage covers.

There will be occasions where competitors owning leasehold interests in areas where we want to drill will not farm-out or sell their leases, but will instead join us as working interest partners, paying their proportionate share of all drilling and operating costs in a well. However, it is always our goal to obtain 100% of the working interest in any and all new wells that we operate.

Contractual Revenue Arrangements

Natural gas. We market the majority of our natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indexes are as follows: Appalachian Basin and Mississippi Lime, primarily the NYMEX spot market price; Barnett Shale and Marble Falls, primarily the Waha spot market price; New Albany Shale and Antrim Shale, primarily the Texas Gas Zone SL and Chicago Hub spot market prices; and Niobrara formation, primarily the Cheyenne Hub spot market price.

We do not hold firm transportation obligations on any pipeline that requires payment of transportation fees regardless of natural gas production volumes. As is customary in certain of our other operating areas, we occasionally commit a predictable portion of monthly production to the purchaser in order to maintain a gathering agreement.

Crude oil. Crude oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking charges. We do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural gas liquids. NGL’s are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. The resulting dry natural gas is sold as described above and our NGLs are generally priced using the

Mont Belvieu (TX) regional processing hub. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a volumetric retention by the processing and fractionation facility. We do not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

For the year ended December 31, 2012, Chevron and Atmos Energy Marketing, LLC accounted for approximately 43% and 11% of our total natural gas, oil, and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period.

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

Natural Gas Gathering Agreements

Virtually all natural gas produced is gathered through one or more pipeline systems before sale or delivery to an end user, a marketer, or an interstate pipeline. A gathering fee can be charged for each gathering activity that is utilized and by each separate gatherer providing the service. Fees will vary depending on the distance the gas travels and whether additional services such as compression, blending, or contaminant removal are provided.

In Appalachia, our two primary gathering agreements are with Laurel Mountain Midstream, LLC (“Laurel Mountain”). Under the gathering agreements, we dedicate our natural gas production in certain areas within the Appalachian Basin to Laurel Mountain for transportation to interstate pipeline systems, local distribution companies, and/or end users in the area, subject to certain exceptions. In return, Laurel Mountain is required to accept and transport our dedicated natural gas in the Appalachian Basin subject to certain conditions. The greater of $0.35 per mcf or 16% of the gross sales price of the natural gas is charged by Laurel Mountain for the majority of the gas. A lesser fee does apply to a small number of specific wells in the area.

Mississippi Lime production is currently gathered, processed, fractionated, and marketed by one company, SemGas, and they return a Percent of Proceeds (“POP”) of the revenues they receive. That POP amount is approximately 92%, with 8% being the SemGas fee for all services provided.

Barnett and Marble Falls production in Texas is gathered by a variety of gathering entities depending on the location of the production. As in the case of Appalachian and Mississippi Lime production, either a fee is charged for the gathering activity alone, or a company may provide a combination of services to include processing, fractionation, and/or marketing. In some instances, the market to which the gas is sold will deduct the third-party gathering fees from the proceeds payable and pay the third-party gatherers directly.

Availability of Energy Field Services

We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During the years ended December 31, 2012 and 2011, we faced no shortage of these goods and services. Over the past several years, we and other oil and natural gas companies have experienced higher drilling and operating costs. We cannot predict the duration or stability of the current level of supply and demand for drilling rigs and other goods and services required for our operations with any certainty due to numerous factors affecting the energy industry, including the demand for natural gas and oil.

We maintain a Pennsylvania operating services agreement, pursuant to which a subsidiary of Chevron provides us (including drilling partnerships which we manage) with certain operational services including, among other things, gas volumetric control, measurement and balancing services and water disposal services with respect to certain wells in Pennsylvania in exchange for specified fees. We will indemnify the provider against all claims and liabilities arising out of its provision of services under this agreement. We may terminate the agreement or any portion of the services provided under the agreement at any time, and either party may terminate the agreement following an uncured material breach of the agreement by the other party. The initial term of this agreement will expire on February 17, 2014. The agreement may continue from month to month thereafter, subject to the right of either party to cancel the agreement at any time following the expiration of the initial term.

Competition

The energy industry is intensely competitive in all of its aspects. We operate in a highly competitive environment for acquiring properties and other energy companies, attracting capital through our investment partnerships, contracting for drilling equipment and securing trained personnel. We also compete with the exploration and production divisions of public utility companies for mineral property acquisitions. Competition is intense for the acquisition of leases considered favorable for the development of hydrocarbons in commercial quantities. Our competitors may be able to pay more for hydrocarbon properties and to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources permit. Furthermore, competition arises not only from numerous domestic and foreign sources of hydrocarbons but also from other industries that supply alternative sources of energy. Product availability and price are the principal means of competition in selling natural gas, crude oil, and natural gas liquids.

Many of our competitors possess greater financial and other resources which may enable them to identify and acquire desirable properties and market their hydrocarbon production more effectively than we do. Moreover, we also compete with a number of other companies that offer interests in investment partnerships. As a result, competition for investment capital to fund investment partnerships is intense.

Markets

The availability of a ready market for natural gas, oil and NGLs and the price obtained, depends upon numerous factors beyond our control, as described in “Item 1A: Risk Factors - Risks Relating to Our Business”. Product availability and price are the principal means of competition in selling natural gas, oil and NGLs. During the years ended December 31, 2012, 2011 and 2010, we did not experience problems in selling our natural gas, oil and NGLs, although prices have varied significantly during those periods.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. In addition, seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in certain areas of the Appalachian region and Michigan/Indiana. These seasonal anomalies may pose challenges for meeting our well construction objectives and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay our operations. We have in the past drilled a greater number of wells during the winter months, because we have typically received the majority of funds from investment partnerships during the fourth calendar quarter.

Environmental Matters and Regulation

Overview. Our operations are subject to comprehensive and stringent federal, state and local laws and regulations governing, among other things, where and how we drill wells, how we handle waste from our operations and the discharge of materials into the environment. Our operations will be subject to the same environmental laws and regulations as other companies in the natural gas and oil industry. Among other requirements and restrictions, these laws and regulations:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment and water treatment facilities;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling, completion and production activities;

•	limit or prohibit drilling activities on certain land;

•	require remedial measures to reduce, mitigate and/or respond to releases of pollutants or hazardous substances from existing and former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations; and

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently enact new, and revise existing, environmental laws and regulations, and any new laws or changes to existing laws that result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry could have a significant impact on our operating costs. We believe that our operations substantially comply with all currently applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict how environmental laws and regulations that may take effect in the future may impact our properties or operations. For the three-year period ended December 31, 2012, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2013, or that will otherwise have a material impact on our financial position or results of operations.

Environmental laws and regulations that could have a material impact on the natural gas and oil exploration and production industry include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of our proposed exploration and production activities on federal lands require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Waste Handling. The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency (“EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil and natural gas constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

Air Emissions. The Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through permits and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic and other air pollutants at specified sources. In 2012, specific federal regulations applicable to the natural gas industry were finalized under the New Source Performance Standards (“NSPS”) program along with National Emissions Standards for Hazardous Air Pollutants (“NESHAP“s). These new regulations impose additional emissions control requirements and practices on our operations. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. These laws and regulations also apply to entities that use natural gas as fuel, and may increase the costs of compliance of our customers to the point where demand for natural gas is affected. We believe that our operations are in substantial compliance with the requirements of the Clean Air Act.

OSHA and other regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

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

Second, the EPA finalized its Mandatory Reporting of Greenhouse Gases rule in 2009, 74 Fed. Reg. 56,260 (October 30, 2009). Subsequent revisions, additions, and clarification rules were promulgated, including a rule specifically addressing the natural gas industry. These rules require certain industry sectors that emit greenhouse gases above a specified threshold to report greenhouse gas emissions to the EPA on an annual basis. The natural gas industry is covered by the rule and requires annual greenhouse gas emissions to be reported for 2012 no later than April 1, 2013. This rule imposes additional obligations on us to determine whether the greenhouse gas reporting applies and if so, to calculate and report greenhouse gas emissions.

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

Energy Policy Act of 2005. Much of our natural gas extraction activity utilizes a process called hydraulic fracturing. The Energy Policy Act of 2005 amended the definition of “underground injection” in the Federal Safe Drinking Water Act of 1974 (“SDWA”). This amendment effectively excluded hydraulic fracturing for oil, gas, or geothermal activities from the SDWA permitting requirements, except when “diesel fuels” are used in the hydraulic fracturing operations. Recently, this subject has received much regulatory and legislative attention at both the federal and state level and we anticipate that the permitting and compliance requirements applicable to hydraulic fracturing activity are likely to become more stringent and could have a material adverse impact on ARP’s business and operations. For instance, the U.S. EPA published a draft “Permitting Guidance for Oil and Gas Hydraulic Fracturing Activities Using Diesel Fuels” (“Draft Diesel Guidance”) on May 10, 2012 for public comment through August 23, 2012. In that Draft Diesel Guidance, the EPA asserts SDWA permitting authority over hydraulic fracturing activities that employ the injection of diesel fuel. The EPA is in the process of reviewing the comments to the Draft Diesel Guidance, and at present we are not aware of EPA’s timeframe to respond to the comments it received from the public.

The U.S. Senate and House of Representatives considered legislative bills in the 111th and 112th Sessions of Congress that, if enacted, would repeal the SDWA permitting exemption for hydraulic fracturing activities. Titled the “Fracturing Responsibility and Awareness of Chemicals Act” (or “Frac Act”), the proposed legislative bills as proposed could potentially lead to significant oversight of hydraulic fracturing activities by federal and state agencies. These legislative bills, if re-introduced, or any similar legislation introduced in the 113th Session of Congress could potentially result in significant regulatory oversight if enacted into law, which may include additional permitting, monitoring, recording, and recordkeeping requirements for us.

We believe our operations are in substantial compliance with existing SDWA requirements. However, future compliance with the SDWA could result in additional requirements and costs due to the possibility that new or amended laws, regulations, or policies could be implemented or enacted in the future.

Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we will operate also regulate one or more of the following:

•	the location of wells;

•	the manner in which water necessary to develop wells is accessed, utilized, managed and disposed of;

•	the method of drilling, completing and casing and producing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

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

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Michigan imposes a 5% severance tax on natural gas and a 6.6% severance tax on oil, Tennessee imposes a 3% severance tax on natural gas and oil production and Ohio imposes a severance tax of $0.025 per Mcf of natural gas and $0.10 per Bbl of oil, Indiana imposes a severance tax of $0.03 per Mcf on natural gas and $0.24 per Bbl of oil, Colorado imposes a severance tax up to 5% of the value of oil and gas severed from earth, in addition to other applicable taxes, while West Virginia imposes a 5% severance tax on oil and gas. Pennsylvania has imposed an impact fee on wells drilled into an unconventional formation, which includes the Marcellus Shale. The impact fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2012, the impact fee for qualifying unconventional horizontal wells spudded during 2012 was $45,000 per well, while the impact fee for unconventional vertical wells was reduced to twenty percent of the horizontal well fee. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for a horizontal well and 10 years for a vertical well. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and a fee of $0.000667 per Mcf of gas produced. Oklahoma imposes a gross production tax of 7% per Bbl of oil, 7% per Mcf of natural gas and a petroleum excise tax of $0.095 on the gross production of oil and gas. Texas imposes a severance tax of 7.5% on the market value of gas produced and saved and 4.6% on the market value of condensate and oil produced.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our unitholders.

Oil Spills and Hydraulic Fracturing. The Oil Pollution Act of 1990, as amended, (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

A number of federal agencies, including but not limited to the EPA and the Department of Interior, are currently evaluating a variety of environmental issues related to hydraulic fracturing. For example, EPA is conducting a study that evaluates any potential impacts of hydraulic fracturing on drinking water and ground water. EPA released a progress report on this study on December 21, 2012 that did not present any conclusions, but notes that results will be released in draft form in late 2014 for review by the public and the EPA Science Advisory Board.

In addition, state, local conservancy districts and river basin commissions have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. State regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include, but not be limited to, the following:

•	requirement that logs and pressure test results are included in disclosures to state authorities;

•	disclosure of hydraulic fracturing fluids and chemicals, and the ratios of same used in operations;

•	specific disposal regimens for hydraulic fracturing fluids;

•	replacement/remediation of contaminated water assets; and

•	minimum depth of hydraulic fracturing.

Local regulations, which may be preempted by state and federal regulations, have included the following which may extend to all operations including those beyond hydraulic fracturing:

•	noise control ordinances;

•	traffic control ordinances;

•	limitations on the hours of operations; and

•	mandatory reporting of accidents, spills and pressure test failures.

Employees

We do not directly employ any of the persons responsible for our management or operation. In general, personnel employed by Atlas Energy manage and operate our business. Approximately 482 Atlas Energy employees provide direct support to our operations. Some of the officers of our general partner may spend a substantial amount of time managing the business and affairs of Atlas Energy and its affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our website at www.atlasresourcepartners.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). To view these reports, click on “Investor Relations”, then “SEC Filings”. You may also receive, without charge, a paper copy of any such filings by request to us at Park Place Corporate Center One, 1000 Commerce Drive, Suite 400, Pittsburgh, Pennsylvania 15275, telephone number (800) 251-0171. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

ITEM 1A:	RISK FACTORS

You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Some of the risks described below relate to our business, while others relate principally to the securities markets and ownership of our limited partnership interests.

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

In the past, the prices of natural gas and oil have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX Henry Hub natural gas index price ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $109.77 per Bbl to a low of $77.69 per Bbl. Between January 1, 2013 and February 25, 2013, the NYMEX Henry Hub natural gas index price ranged from a high of $3.57 per MMBtu to a low of $3.11 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $97.94 per Bbl to a low of $92.84 per Bbl.

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

We depend on certain key customers for sales of our natural gas, crude oil and natural gas liquids. To the extent these customers reduce the volumes of natural gas, crude oil and natural gas liquids they purchase from us, or cease to purchase natural gas, crude oil and natural gas liquids from us, our revenues and cash available for distribution could decline.

We market the majority of our natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. Crude oil produced from our wells flow directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. Natural gas liquids are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. For the year ended December 31, 2012, Chevron and Atmos Energy Marketing, LLC accounted for approximately 43% and 11% of our total natural gas, crude oil and natural gas liquids production revenue, respectively, with no other single customer accounting for more than 10% for this period. To the extent these and other key customers reduce the amount of natural gas, crude oil and natural gas liquids they purchase from us, our revenues and cash available for distributions to unit holders could temporarily decline in the event we are unable to sell to additional purchasers.

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

As of December 31, 2012, leases covering approximately 49,786 of our 321,642 net undeveloped acres, or 15.5%, are scheduled to expire on or before December 31, 2013. An additional 10% are scheduled to expire in each of the years 2014 and 2015. If we are unable to renew these leases or any leases scheduled for expiration beyond their expiration date, on favorable terms, we will lose the right to develop the acreage that is covered by an expired lease, which would reduce our cash flows from operations.

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

Pricing for natural gas and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, we use financial hedges for our production which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future.

These hedging arrangements may reduce, but will not eliminate, the potential effects of changing commodity prices on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile commodity prices, such transactions, depending on the hedging instrument used, may limit our potential gains if commodity prices were to rise substantially over the price established by the hedge. If, among other circumstances, production is substantially less than expected, the counterparties to our futures contracts fail to perform under the contracts or a sudden, unexpected event materially changes commodity prices, we may be exposed to the risk of financial loss. In addition, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to commodity prices and interest rates. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices and interest rates for which we are unable to enter into a completely effective hedge transaction.

Due to the accounting treatment of derivative contracts, increases in prices for natural gas, crude oil and NGLs could result in non-cash balance sheet reductions and non-cash losses in our statement of operations.

We account for our derivative contracts by applying the mark-to-market accounting treatment required for these derivative contracts. We could recognize incremental derivative liabilities between reporting periods resulting from increases or decreases in reference prices for natural gas, crude oil and NGLs, which could result in us recognizing a non-cash loss in our combined statements of operations and a consequent non-cash decrease in our equity between reporting periods. Any such decrease could be substantial. In addition, we may be required to make cash payments upon the termination of any of these derivative contracts.

Regulations promulgated by the Commodities Futures Trading Commission could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act is intended to change fundamentally the way swap transactions are entered into, transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which most swaps are to be executed on registered exchanges or swap execution facilities and cleared through central counterparties. These statutory requirements must be implemented through regulation, primarily through rules to be adopted by the Commodities Futures Trading Commission (“CFTC”). Many market participants will be newly regulated as swap dealers or major swap participants, with new regulatory capital requirements and other regulations that impose business conduct rules and mandate how they hold collateral or margin for swap transactions. All market participants will be subject to new reporting and recordkeeping requirements. The new regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our existing or future derivative activities. As a commercial end-user which uses swaps to hedge or mitigate commercial risk, rather than for speculative purposes, we are permitted to opt out of the clearing and exchange trading requirements. However, we could be exposed to greater liquidity and credit risk with respect to our hedging transactions if we do not use cleared and exchange-traded swaps. Counterparties to our derivative instruments which are federally insured depository institutions are required to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new regulations could significantly increase the cost of derivative contracts; materially alter the terms of derivative contracts; reduce the availability of derivatives to protect against risks we encounter; reduce our ability to monetize or restructure our derivative contracts in existence at that time; and increase our exposure to less creditworthy counterparties. If we reduce or change the way we use derivative instruments as a result of the legislation or regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our combined financial position, results of operations and/or cash flows.

The scope and costs of the risks involved in making acquisitions may prove greater than estimated at the time of the acquisition.

Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate the businesses we acquire;

•	a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our revolving credit facility to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns and increased demand on existing personnel;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

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

Our 2012 acquisitions may prove to be worth less than we paid, or provide less than anticipated proved reserves, because of uncertainties in evaluating recoverable reserves, well performance, and potential liabilities as well as uncertainties in forecasting oil and natural gas prices and future development, production and marketing costs.

Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, development potential, well performance, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Our estimates of future reserves and estimates of future production for our 2012 acquisitions are initially based on detailed information furnished by the sellers and subject to review, analysis and adjustment by our internal staff, typically without consulting independent petroleum engineers. Such assessments are inexact and their accuracy is inherently uncertain; our proved reserves estimates may thus exceed actual acquired proved reserves. In connection with our assessments, we perform a review of the acquired properties that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. As a result of these factors, the purchase price we pay to acquire oil and natural gas properties may exceed the value we realize.

Also, our reviews of the properties included in the 2012 acquisitions are inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition given the time constraints imposed by the applicable acquisition agreement. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential.

We may not identify all risks associated with the acquisition of oil and natural gas properties, or existing wells, and any indemnifications we receive from sellers may be insufficient to protect us from such risks, which may result in unexpected liabilities and costs to us.

Our business strategy focuses on acquisitions of undeveloped oil and natural gas properties that we believe are capable of production. We may make additional acquisitions of undeveloped oil and gas properties from time to time, subject to available resources. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and other liabilities and other factors. Generally, it is not feasible for us to review in detail every individual property involved in a potential acquisition. In making acquisitions, we generally focus most of our title, environmental and valuation efforts on the properties that we believe to be more significant, or of higher-value. Even a detailed review of properties and records may not reveal all existing or potential problems, nor would it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In addition, we do not inspect in detail every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we perform a detailed inspection. Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition and results of operations.

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses. Any limitation on our ability to recover the costs related any potential problem could materially impact our financial condition and results of operations.

Ownership of our oil and gas production depends on good title to our property.

Good and clear title to our oil and gas properties is important. Although we will generally conduct title reviews before the purchase of most oil, gas and mineral producing properties or the commencement of drilling wells, such reviews do not assure that an unforeseen defect in the chain of title will not arise to defeat our claim, which could result in a reduction or elimination of the revenue received by us from such properties.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example:

•

New York has imposed a de facto moratorium on the issuance of permits for high volume, horizontal hydraulic fracturing until state administered environmental studies are finalized. The New York Department of Environmental Conservation (“NYDEC”) accepted comments on its revised proposal to amend state regulations to address high-volume hydraulic fracturing through January 11, 2013. Final Regulations have not yet been issued. In October 2012, NYDEC asked the New York Health Department to assess the health impacts of high volume hydraulic fracturing. The Health Department has not completed its assessment. NYDEC is not expected to take any final action or make any decision regarding hydraulic fracturing until after the health review is completed and NYDEC, through the environmental impact statement, is satisfied that hydraulic fracturing can be done safely in New York State.

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

Although, to date, the hydraulic fracturing process has not generally been subject to regulation at the federal level, there are certain governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices, and some federal regulation has taken place. A few of these initiatives are listed here, although others may exist now or be implemented in the future. In April 2012, President Obama established an Interagency Working Group to Support Safe and Responsible Development of Unconventional Domestic Natural Gas Resources with the purpose of coordinating the policies and activities of agencies regarding unconventional gas development. The EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act. In May 2012, the EPA issued draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuel. After reviewing comments submitted on the draft guidance in September 2012, the EPA is considering withdrawing the draft guidance and reissuing the policies contained therein as a proposed rulemaking. In addition, legislation that would provide for increased federal regulation of hydraulic fracturing and require disclosure of the chemicals used in the hydraulic fracturing process could be introduced in the future. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is currently studying the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA issued a progress report regarding the hydraulic fracturing study on December 21, 2012. However, the progress report did not provide any results or conclusions. Research results are expected to be released in draft form in late 2014 for review by the public and the EPA Science Advisory Board. The EPA has not provided an anticipated date for completion of the report after peer review. The EPA is also proposing to issue a draft criteria document updating the water quality criteria for chloride in early 2013, and a proposed rule regarding effluent limitation guidelines for natural gas extraction from shale gas in 2014. On May 4, 2012, the U.S. Department of the Interior, Bureau of Land Management proposed a rule that includes provisions requiring disclosure of chemicals used in hydraulic fracturing and construction standards for hydraulic fracturing on federal lands.

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

In August 2012, the EPA published final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards, which we refer to as the NSPS, to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The NSPS require operators, starting in 2015, to reduce VOC emissions from oil and natural gas production facilities by conducting “green completions” for hydraulic fracturing, that is, recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The NSPS also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, effective in 2012, the rules establish new notification requirements before conducting hydraulic fracturing and more stringent leak detection requirements for natural gas processing plants. The NSPS became effective October 15, 2012 and will likely require a number of modifications to our operations, including the installation of new equipment. Compliance with the new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

States are also proposing more stringent requirements in air permits for well sites and compressor stations. For example, Pennsylvania has proposed to revise a list of sources exempt from air permitting requirements such that previously exempted types of sources associated with oil and gas exploration and production would be required to: (1) obtain an air permit or (2) satisfy specific requirements (emission limits, monitoring and recordkeeping) in order to claim the permit exemption. In conjunction with this proposal, Pennsylvania has finalized revisions to its General Permit for Natural Gas Production Facilities to impose additional and more stringent requirements and emission limits. Ohio is also considering revising its current General Permit for Natural Gas Production Operations to cover emissions from completion activities.

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

The operations of the third parties on whom we rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our unitholders.

Our drilling and production operations require adequate sources of water to facilitate the fracturing process and the disposal of that water. If we are unable to dispose of the water we use or remove from the strata at a reasonable cost and within applicable environmental rules, our ability to produce gas commercially and in commercial quantities could be impaired.

A significant portion of our natural gas extraction activity utilizes hydraulic fracturing, which results in water that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. For example, Pennsylvania requires the development of a Water Management Plan before hydraulically fracturing an unconventional well. The requirements of these plans continue to be modified by state laws and Pennsylvania Department of Environmental Protection (“PADEP”) policies. In June 2012, Ohio passed legislation that established a water withdrawal and consumptive use permit program in the Lake Erie watershed. If certain withdrawal thresholds are triggered due to our water needs for a particular project, we will be required to develop a Water Conservation Plan and obtain a withdrawal permit for that project.

Our ability to collect and dispose of water will affect our production, and potential increases in the cost of water treatment and disposal may affect our profitability. The imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct hydraulic fracturing or disposal of produced water, drilling fluids and other substances associated with the exploration, development and production of gas and oil. For example, in July 2012, pursuant to an executive order by Governor Kasich, the Ohio Department of Natural Resources promulgated emergency amendments to the regulations governing disposal wells in Ohio. The emergency rules provide the Department with the authority to require certain testing as part of the process for obtaining a permit for the underground injection of produced water, and require all new disposal wells to be equipped with continuous pressure monitors and automatic shut off devices.

Impact fees and severance taxes could materially increase our liabilities.

In an effort to offset budget deficits and fund state programs, many states have imposed impact fees and/or severance taxes on the natural gas industry. In February 2012, Pennsylvania implemented an impact fee for unconventional wells drilled in the Commonwealth. An unconventional gas well is a well that is drilled into an unconventional formation, which would include the Marcellus shale. The impact fee, which changes from year to year, is computed using the prior year’s trailing 12 month NYMEX natural gas price and is based upon a tiered pricing matrix. For example, based upon natural gas prices for 2012, the impact fee for qualifying unconventional horizontal wells spudded during 2012 was $45,000 per well and the impact fee for unconventional vertical wells was reduced to twenty percent of the horizontal well fee. The impact fee is due by April 1 of the year following the year that a horizontal unconventional well is spudded or a vertical unconventional well is put into production. The fee will continue for 15 years for a horizontal unconventional well and 10 years for a vertical unconventional well. We estimate that the impact fee for our wells including the wells in our Drilling Partnerships will be in excess of $2 million for the year ended December 31, 2012.

Ohio Governor John Kasich has proposed a severance tax on gas, oil and natural gas liquids produced from high-volume producing formations that are recovered through hydraulic fracturing. Under the proposed tax plan, oil and natural gas liquids recovered through hydraulic fracturing in the Utica and Marcellus shales would be taxed at 1.5% of annual gross sales in the first year and 4% per year for each year thereafter. Natural gas would be taxed yearly at 1% of gross sales. The proposed plan also levies a $25,000 up front impact fee for each well drilled in the state.

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

•	RCRA and comparable state laws that impose requirements for the handling and disposal of waste, including produced waters, from our facilities;

•

CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which we have sent waste for disposal; and

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

There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances we handle. For example, an accidental release from one of our wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover remediation costs under our respective insurance policies.

We are subject to comprehensive federal, state, local and other laws and regulations that could increase the cost and alter the manner or feasibility of us doing business.

Our operations are regulated extensively at the federal, state and local levels. The regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities will be subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our ability to develop our respective properties. Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, reduce our profitability. For example, Pennsylvania’s General Assembly approved legislation in February 2012 that imposes significant, costly requirements on the natural gas industry, including the imposition of increased bonding requirements and impact fees for gas wells, based on the price of natural gas and the age of the well. Draft regulations associated with this legislation have been released by the PADEP and, if finalized, will impact how natural gas operations are conducted in Pennsylvania. Similarly, West Virginia has proposed regulations associated with its existing Horizontal Well Control Act and is signaling that additional regulations are on the horizon. We may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and these increased regulatory hurdles over a larger operating staff.

We may not be able to continue to raise funds through our investment partnerships at desired levels, which may in turn restrict our ability to maintain our drilling activity at recent levels.

We sponsor limited and general partnerships to finance certain of our development drilling activities. Accordingly, the amount of development activities that we will undertake depends in large part upon our ability to obtain investor subscriptions to invest in these partnerships. We raised $127.1 million in 2012 and before our separation from Atlas Energy, it raised $141.9 million in 2011 and $149.3 million in 2010. In the future, we may not be successful in raising funds through these investment partnerships at the same levels that it experienced, and we also may not be successful in increasing the amount of funds we raise. Our ability to raise funds through our investment partnerships depends in large part upon the perception of investors of their potential return on their investment and their tax benefits from investing in them, which perception is influenced significantly by our historical track record of generating returns and tax benefits to the investors in our existing partnerships.

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

Under current federal tax laws, there are tax benefits to investing in investment partnerships, including deductions for intangible drilling costs and depletion deductions. However, both the Obama Administration’s budget proposal for fiscal year 2013 and other recently introduced legislation include proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and certain environmental clean-up costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development. The repeal of these oil and gas tax benefits, if it happens, would result in a substantial decrease in tax benefits associated with an investment in our investment partnerships. These or other changes to federal tax law may make investment in our investment partnerships less attractive and, thus, reduce our ability to obtain funding from this significant source of capital funds.

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

In addition, our credit facility requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our credit facility. Upon the occurrence of an event of default, the lenders under the credit facility could elect to declare all amounts outstanding immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our credit facility. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our credit facility and our other liabilities. Our borrowings under our credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.

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

Some of the historical financial information that we have included in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. The general and administrative expenses reflected in the financial statements for Atlas Energy E&P Operations include an allocation for certain corporate functions historically provided by Atlas Energy. These allocations were based on what we and Atlas Energy considered to be reasonable reflections of the historical utilization levels of these services required in support of the business. We have not adjusted the historical financial statements for Atlas Energy E&P Operations to reflect changes that occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company. Therefore, the financial statements of Atlas E&P Operations and our historical financial information may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future.

Estimates of the reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Underground accumulations of natural gas and oil cannot be measured in an exact way. Natural gas and oil reserve engineering requires subjective estimates of underground accumulations of natural gas and oil and assumptions concerning future natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Our current estimates of our proved reserves are prepared by our internal engineers and our independent petroleum engineers. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, we make certain assumptions regarding future natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Our standardized measure is calculated using natural gas prices that do not include financial hedges. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas and oil we ultimately recover being different from our reserve estimates.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on historical prices and costs. However, actual future net cash flows from our natural gas properties also will be affected by factors such as:

•	actual prices we receive for natural gas;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures;

•	the amount and timing of our capital expenditures;

•	changes in governmental regulations or taxation.

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

The market price of our common units could be subject to wide fluctuations in response to a number of factors, most of which we cannot control, including:

•	changes in securities analysts’ recommendations and their estimates of our financial performance;

•	the public’s reaction to our press releases, announcements and our filings with the SEC;

•

fluctuations in broader securities market prices and volumes, particularly among securities of natural gas and oil companies and securities of publicly traded limited partnerships and limited liability companies;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other natural gas and oil companies;

•	variations in the amount of our quarterly cash distributions;

•	future issuances and sales of our units; and

•	changes in general conditions in the U.S. economy, financial markets or the natural gas and oil industry.

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

Atlas Energy owns approximately 20.96 million common units, representing an approximately 43% limited partner ownership interest in us. Atlas Energy is free to sell some or all of these common units at any time. In addition, we have agreed to register under the U.S. Securities Act of 1933, as amended, which we refer to as the Securities Act, any sale of common units held by Atlas Energy and its affiliates. These registration rights allow Atlas Energy, our general partner and their affiliates to request registration of their common units and to include any of those units in a registration of other securities by us. If Atlas Energy and its affiliates were to sell a substantial portion of their units, it could reduce the market price of our outstanding common units.

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

We may not have sufficient cash flow from operations each quarter to pay the minimum quarterly distribution. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserve amounts that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders and the holders of the distribution incentive rights. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas and oil we produce;

•	the price at which we sell our natural gas and oil;

•	the level of our operating costs;

•	our ability to acquire, locate and produce new reserves;

•	the results of our hedging activities;

•	the level of our interest expense, which depends on the amount of our indebtedness and the interest payable on it; and

•	the level of our capital expenditures.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	our ability to make working capital borrowings to pay distributions;

•	the cost of acquisitions, if any;

•	fluctuations in our working capital needs;

•	timing and collectability of receivables;

•	restrictions on distributions imposed by lenders;

•	payments to our general partner; and

•	the strength of financial markets and our ability to access capital or borrow funds.

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

Pursuant to our partnership agreement, Atlas Energy and our general partner receive reimbursement for the provision of various general and administrative services for our benefit. Payments for these services may be substantial, are not subject to any aggregate limit, and will reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders do not elect our general partner or the members of its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by Atlas Energy, the owner of 100% of the equity of our general partner. The board of directors of Atlas Energy’s general partner is elected by the unitholders of Atlas Energy. Furthermore, the vote of the holders of at least two-thirds of all outstanding common units is required to remove our general partner. As a result of these limitations on the ability of holders of our common units to influence the management of the company, the price at which the common units trade could be diminished.

Our general partner’s interest in us and the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party without the consent of our unitholders, either before March 13, 2022 in a merger or in a sale of all or substantially all of its assets, or after March 13, 2022 under any circumstances if such transfer is otherwise in compliance with our partnership agreement. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and thereby influence the decisions made by the board of directors and officers.

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

Our partnership agreement does not limit the number of additional units that we may issue at any time without the approval of our common unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of additional units or other equity interests of equal or senior rank will have the following effects:

•	our common unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

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

Under the New York Stock Exchange (“NYSE”) listing standards, a limited partnership is exempt from certain NYSE corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that we have a nominating/governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/governance and compensation committees.

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

The credit and risk profile of our general partner and its owner could adversely affect our credit ratings and profile.

The credit and risk profiles of our general partner and its owner may be factors in credit evaluations of us as a publicly traded limited partnership due to the significant influence of our general partner and indirect owner over our business activities, including our cash distributions, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from us to service their indebtedness.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for any and all of our obligations as if you were a general partner if, among other potential reasons:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•

your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them, or other liabilities with respect to ownership of our units.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17–607 of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”), we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to us are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to such purchaser of common units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to a material amount of entity-level taxation for state tax purposes, taxes paid, if any, would reduce the amount of cash available for distribution.

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us.

We are currently treated as a partnership for federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Qualifying income is defined as income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil, or products thereof), or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber). We may not meet this requirement or current law may change so as to cause, in either event, us to be treated as a corporation for federal income tax purposes or otherwise be subject to federal income tax. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

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

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (“IRAs”) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

We treat each holder of our common units as having the same tax benefits without regard to the common units held. The IRS may challenge this treatment, which could reduce the value of the common units.

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

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We do business and own assets in Colorado, Indiana, Michigan, New York, Ohio, Pennsylvania, Tennessee, Texas, West Virginia and Oklahoma. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns that may be required of such unitholder.

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

Risks Relating to Our Ongoing Relationship with Atlas Energy and its Affiliates

Atlas Energy owns common units representing an approximate 43% limited partner ownership interest and all of the equity of our general partner, which, in turn, owns class A units representing a 2% general partner interest. Therefore, Atlas Energy has effective control of us.

Atlas Energy owns approximately 20.96 million common units representing an approximate 43% limited partner ownership interest and all of the equity of our general partner, which, in turn, owns class A units representing a 2% general partner interest in us. Accordingly, Atlas Energy possesses a substantial vote on all matters submitted to a vote of our unitholders, and will elect the board of directors of our general partner. The board of directors of Atlas Energy’s general partner is elected by the unitholders of Atlas Energy. As long as Atlas Energy owns our general partner, it will be able to control, subject to our partnership agreement and applicable law, all matters affecting us, including:

•	any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers, business combinations or disposition of assets;

•	our financing;

•	compensation and benefit programs and other human resources policy decisions;

•	the payment of dividends on our units; and

•	determinations with respect to our tax returns.

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

Atlas Energy owns and controls our general partner. Conflicts of interest may arise between Atlas Energy and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner is permitted to favor its own interests and the interests of its owners over the interests of our unitholders. These conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires Atlas Energy or any of its affiliates to pursue a business strategy that favors us or to refer any business opportunity to us;

•	our general partner is expressly allowed to take into account the interests of parties other than us, such as Atlas Energy, in resolving conflicts of interest;

•

our partnership agreement eliminates any fiduciary duties owed by our general partner to us, and restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•

our general partner determines the amount and timing of our drilling programs and related capital expenditures, asset purchases and sales, borrowings, issuance of additional partnership securities and reserves;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•

our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may estimate;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner decides which costs incurred by it and its affiliates are reimbursable by us; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

•

subject to any contractual provision to the contrary, Atlas Energy has no obligation to refrain from engaging in the same or similar business activities or lines of business we do, doing business with any of our customers or employing or otherwise engaging any of our officers or employees;

•	neither Atlas Energy nor any of its officers or directors will be liable to us or to our unitholders for breach of any duty, including any fiduciary duty, by reason of any of these activities; and

•

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

Accordingly, Atlas Energy and its affiliates may acquire, develop or dispose of additional natural gas or oil properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. These factors may make it difficult for us to compete with Atlas Energy and its affiliates with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and accordingly cash available for distribution. This also may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us.

Certain of our officers and directors are subject to non-competition agreements that may effectively restrict our ability to expand our business in the Marcellus Shale.

Edward Cohen, who serves as our Chief Executive Officer, Chairman of the Board of our general partner and Chief Executive Officer and President of Atlas Energy, and Jonathan Cohen, who serves as our Vice Chairman of the Board and Executive Chairman of the Board of Atlas Energy, are each parties to a non-competition and non-solicitation agreement with Chevron Corporation. These agreements restrict each such individual, until February 17, 2014, from engaging in any capacity (whether as officer, director, owner, partner, stockholder, investor, consultant, principal, agent, employee, coventurer or otherwise) in a business engaged in the exploration, development or production of hydrocarbons in certain designated counties within the States of Pennsylvania, West Virginia and New York, and from engaging in certain solicitation activities with respect to oil and gas leases, customers, suppliers and contractors of Atlas Energy, Inc., Atlas Energy’s predecessor which we refer to as AEI. The restrictions are subject to certain limited exceptions, including exceptions permitting Jonathan Cohen and Edward Cohen in certain circumstances to engage in the businesses conducted by Atlas Energy (including with respect to the operation of the assets Atlas Energy acquired from AEI in February 2011) and Atlas Pipeline Partners, L.P.

Due to the roles of Jonathan Cohen and Edward Cohen at Atlas Energy and at our general partner, our ability to expand our business in the Marcellus Shale may be limited.

Certain of the officers and directors of our general partner may have actual or potential conflicts of interest because of their positions with Atlas Energy.

Certain of the directors and officers of our general partner, including our Chairman, Chief Executive Officer, Vice Chairman, President, Chief Financial Officer and Chief Accounting Officer, have positions with Atlas Energy or its general partner. In addition, such directors and officers may own Atlas Energy common units, options to purchase Atlas Energy common units or other Atlas Energy equity awards. The individual holdings of Atlas Energy common units, options to purchase common units of Atlas Energy or other equity awards may be significant for some of these persons compared to these persons’ total assets. Their position at Atlas Energy and the ownership of any Atlas Energy equity or equity awards creates, or may create the appearance of, conflicts of interest when these expected directors and officers are faced with decisions that could have different implications for Atlas Energy than the decisions have for us.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Natural Gas and Oil Reserves

The following tables summarize information regarding our estimated proved natural gas and oil reserves as of December 31, 2012. Proved reserves are the estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties as well as the reserves attributable to our percentage interests in the oil and gas properties owned by investment partnerships in which we own partnership interests. All of the reserves are located in the United States. We base these estimated proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc., an independent third-party reserve engineer. We have adjusted these estimates to reflect the settlement of asset retirement obligations on gas and oil properties. A summary of the reserve report related to our estimated proved reserves at December 31, 2012 is included as Exhibit 99.1 to this report. In accordance with SEC guidelines, we make the standardized measure estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. Our estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month prices for each month within the prior 12-month period, and are listed below as of the dates indicated:

	December 31,
	2012	2011
Unadjusted(1)
Natural gas (per Mcf)	$2.76	$4.12
Oil (per Bbl)	$94.71	$96.19
Natural gas liquids (per Bbl)	$56.83	$57.71

Adjusted(1) (2)
Natural gas (per Mcf)	$2.53	$4.42
Oil (per Bbl)	$92.26	$91.04
Natural gas liquids (per Bbl)	$33.79	$63.76

(1)	“Mcf” represents thousand cubic feet; and “Bbl” represents barrels.
(2)	The adjusted weighted average natural gas price is the Base product price, with the representative price of natural gas adjusted for basis premium and the Btu content to arrive at the appropriate net price. The adjusted weighted average oil and natural gas liquid price is the Base product price, adjusted for local contracted gathering arrangements. Amounts shown do not include financial hedging transactions.

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

The preparation of our natural gas and oil reserve estimates was completed in accordance with our prescribed internal control procedures by our reserve engineers. For the periods presented, Wright and Company, Inc., was retained to prepare a report of proved reserves. The reserve information includes natural gas and oil reserves which are all located in the United States, primarily in Ohio, Oklahoma, Pennsylvania and Texas. The independent reserves engineer’s evaluation was based on more than 36 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. Our internal control procedures include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 14 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, with final approval by our Senior Vice President.

Results of drilling, testing and production subsequent to the date of the estimate may justify revision of these estimates. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company, Inc. in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. The estimated standardized measure values may not be representative of the current or future fair market value of our proved natural gas and oil properties. Standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based (see “Item 1A: Risk Factors—Risks Relating to Our Business”).

We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We base the estimates on operating methods and conditions prevailing as of the dates indicated:

	Proved natural gas and oil reserves at December 31,
	2012	2011
Proved reserves:
Natural gas reserves (MMcf)(1):
Proved developed reserves	338,655	138,403
Proved undeveloped reserves(2)	235,119	19,273

Total proved reserves of natural gas	573,774	157,676
Oil reserves (MBbl)(1):
Proved developed reserves	3,400	1,638
Proved undeveloped reserves(2)	5,469	8

Total proved reserves of oil(3)	8,869	1,646
NGL reserves (MBbl):
Proved developed reserves	7,885	—
Proved undeveloped reserves(2)	8,177	—

Total proved reserves of NGL(3)	16,062	—

Total proved reserves (MMcfe)(1)	723,359	167,552

Standardized measure of discounted future cash flows (in thousands)(4)	$623,676	$219,859

(1)	“MMcf” represents million cubic feet; “MMcfe” represents million cubic feet equivalents; and “MBbl” represents thousand barrels.
(2)	Our ownership in these reserves is subject to reduction as we generally makes capital contributions, which includes leasehold acreage associated with our proved undeveloped reserves, to our investment partnerships in exchange for an equity interest in these partnerships, which historically ranges from 20% to 41%, which effectively will reduce our ownership interest in these reserves from 100% to our respective ownership interest as we make these contributions.
(3)	Includes less than 500 MBbl of natural gas liquids proved reserves at December 31, 2011.
(4)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to commodity derivative contracts. Because we are a limited partnership, no provision for federal or state income taxes has been included in the December 31, 2012 and 2011 calculations of standardized measure, which is, therefore, the same as the PV-10 value.

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

Proved Undeveloped Reserves (“PUDS”)

PUD Locations. As of December 31, 2012, we had 328 PUD locations totaling approximately 317.0 Bcfe’s of natural gas, oil and NGLs. These PUDS are based on the definition of PUD’s in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Historically, the primary focus of our drilling operations has been in the Appalachian Basin. Subsequent to our acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime play during the year ended December 31, 2012, we will continue to integrate these areas and increase our proved reserves through organic leasing as well as drilling on our existing undeveloped acreage.

Our organic growth will focus on expanding our acreage position in our target areas, including our operations in the Marcellus Shale, Utica Shale, Barnett Shale/Marble Falls and Mississippi Lime play. Through our previous drilling in these regions, as well as our geologic analysis of these areas, we are expecting these expansion locations to have a significant impact on our proved reserves.

Changes in PUDs. Changes in PUDS that occurred during the year ended December 31, 2012 were due to the following:

•	Addition of approximately 311.0 Bcfe of Barnett Shale/Marble Fall and Mississippi Lime drilling locations acquired during 2012; and

•	Negative revisions of approximately 18.5 Bcfe in PUDs primarily due to the reduction of drilling plans in the New Albany Shale formation over the next five years.

Development Costs. Costs incurred related to the development of PUDs were approximately $83.5 million, $40.5 million and $80.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we have a working interest as of December 31, 2012. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, directly or through our ownership interests in investment partnerships, and net wells are the sum of our fractional working interests in gross wells, based on the percentage interest we own in the investment partnership that owns the well:

	Number of productive wells(1)
	Gross	Net
Appalachia:
Gas wells	7,674	3,601
Oil wells	499	357

Total	8,173	3,958

Barnett/Marble Falls:
Gas wells	552	455
Oil wells	—	—

Total	552	455

Mississippi Lime/Hunton:
Gas wells	45	37
Oil wells	—	—

Total	45	37

Other operating areas(2):
Gas wells	839	254
Oil wells	2	1

Total	841	255

Total:
Gas wells	9,110	4,347
Oil wells	501	358

Total	9,611	4,705

(1)	Includes our proportionate interest in wells owned by 96 investment partnerships for which we serve as managing general partner and various joint ventures. This does not include royalty or overriding interests in 625 wells.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2012. The information in this table includes our proportionate interest in acreage owned by investment partnerships.

	Developed acreage (1)		Undeveloped acreage (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Pennsylvania	138,852	133,347	3,430	3,427
Ohio(5)	82,566	81,206	31,408	31,399
Texas	61,348	56,443	73,367	60,717
Indiana	32,549	27,294	174,448	103,510
Oklahoma	32,438	12,186	2,235	1,161
Tennessee	19,691	19,315	97,603	95,339
New York	13,197	12,857	23,301	22,394
Other	17,390	15,693	3,900	3,695

Total	398,031	358,341	409,692	321,642

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.
(3)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(4)	Net acres is the sum of the fractional working interests owned in gross acres. For example, a 50% working interest in an acre is one gross acre but is 0.5 net acres.
(5)	Includes Utica Shale natural gas and oil rights on approximately 1,300 developed acres and new leases for undeveloped acres in Ohio covering approximately 2,600 acres.

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. There are no concessions for undeveloped acreage as of December 31, 2012.

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

One of our subsidiaries entered into two agreements with the EPA, effective on September 25, 2012, to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate, as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. Our subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

On August 3, 2011, CNX Gas Company LLC (“CNX”) filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012 Atlas Energy Tennessee, LLC, an indirect wholly-owned subsidiary, was brought in to the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

The lawsuit alleges that CNX entered into a Letter of Intent with Miller Energy Resources, Inc. (“Miller Energy”) for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleges that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims are made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX is seeking $15.5 million in damages. We assert that we acted in good faith and believe that the outcome of the litigation will be resolved in our favor.

We are also a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Item 8: Financial Statements and Supplementary Data - Note 11 to the Consolidated Combined Financial Statements”.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on March 14, 2012 and are listed on the New York Stock Exchange (“NYSE”) and are traded under the ticker symbol “ARP”. At the close of business on February 25, 2013, the closing price of our units was $23.15, and there were 215 holders of record of our common units. The following table sets forth the high and low sales price per unit of our common limited partner units as reported by the NYSE and the cash distributions declared by quarter per unit on our common limited partner units for the year ended December 31, 2012:

	High	Low	Cash Distribution per Common Limited Partner Declared(1)
Year ended December 31, 2012:
Fourth quarter	$26.78	$21.23	$0.48
Third quarter	$28.23	$24.08	$0.43
Second quarter	$28.89	$23.15	$0.40
First quarter(2)	$31.97	$21.51	$0.12

(1)	The determination of the amount of future cash distributions declared, if any, is at the sole discretion of our General Partner’s board of directors and will depend on various factors affecting our financial conditions and other matters the board of directors deems relevant.
(2)	Our common units began trading on March 14, 2012. The highest and lowest sales prices reflected for the first quarter 2012 are based on the sales prices during the partial quarter from March 14, 2012 through March 31, 2012. The distribution was based on the partial quarter from March 14, 2012 through March 31, 2012.

We have a cash distribution policy under which we distribute, within 45 days after the end of each quarter, all of our available cash (as defined in the partnership agreement) for that quarter to our common unitholders and general partner. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Distribution Policy”.

For information concerning common units authorized for issuance under our long-term incentive plan, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Equity Compensation Plan Information”.

ITEM 6:	SELECTED FINANCIAL DATA

The following table presents selected historical condensed combined financial data for us and our predecessor, Atlas Energy E&P Operations, as of and for the periods indicated. Atlas Energy E&P Operations consists of the subsidiaries of Atlas Energy that held its natural gas and oil development and production assets and liabilities and its partnership management business, substantially all of which Atlas Energy transferred to us on March 5, 2012. The condensed consolidated combined statement of operations data for the year ended December 31, 2012 and the condensed consolidated combined balance sheet data as of December 31, 2012 have been derived from our audited condensed combined financial statements included in “Item 8: Financial Statements and Supplementary Data”. The condensed combined statement of operations data for the years ended December 31, 2011 and 2010 and the condensed combined balance sheet data as of December 31, 2011 have been derived from Atlas Energy E&P Operations’ audited condensed combined financial statements included in “Item 8: Financial Statements and Supplementary Data”. The condensed combined statement of operations data for the years ended December 31, 2009 and 2008 and the condensed combined balance sheet data as of December 31, 2009 and 2008 are derived from Atlas Energy E&P Operations’ audited combined financial statements that are not included in this Form 10-K.

On February 17, 2011, Atlas Energy acquired certain natural gas and oil properties, the partnership management business, and other assets (the “Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of Atlas Energy’s general partner. Management of Atlas Energy determined that the acquisition of the Transferred Business constituted a transaction between entities under common control. In comparison to the acquisition method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable assets and liabilities of the Transferred Business based upon their fair values with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital/equity on our combined balance sheet. Also, in comparison to the acquisition method of accounting, whereby the results of operations and the financial position of the Transferred Business would have been included in our consolidated combined financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect to the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior year financial statements to furnish comparative information. As such, we reflected the impact of the acquisition of the Transferred Business on our consolidated combined financial statements in the following manner:

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

The following table should be read in conjunction with our and our predecessor’s consolidated combined financial statements and accompanying notes included within “Item 8: Financial Statements and Supplementary Data” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our and our predecessor’s combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had Atlas Energy E&P Operations’ operated as an independent, publicly traded company during the historical periods presented, including changes that would have occurred in our operations and capitalization as a result of the separation from Atlas Energy.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per unit data)
Statement of operations data:
Revenues:
Gas and oil production	$92,901	$66,979	$93,050	$112,979	$127,083
Well construction and completion	131,496	135,283	206,802	372,045	415,036
Gathering and processing	16,267	17,746	14,087	18,839	19,098
Administration and oversight	11,810	7,741	9,716	15,554	19,277
Well services	20,041	19,803	20,994	17,859	18,513
Other, net	(4,886)	(30)	—	—	—

Total revenues	267,629	247,522	344,649	537,276	599,007

Costs and expenses:
Gas and oil production	26,624	17,100	23,323	25,557	25,104
Well construction and completion	114,079	115,630	175,247	315,546	359,609
Gathering and processing	19,491	20,842	20,221	25,269	19,098
Well services	9,280	8,738	10,822	9,330	10,654
General and administrative	69,123	27,536	11,381	15,832	13,074
Chevron transaction expense	7,670	—	—	—	—
Depreciation, depletion and amortization	52,582	30,869	40,758	43,712	39,781
Asset impairment	9,507	6,995	50,669	156,359	—

Total costs and expenses	308,356	227,710	332,421	591,605	467,320

Operating income (loss)	(40,727)	19,812	12,228	(54,329)	131,687

Interest expense	(4,195)	—	—	—	—
Gain (loss) on asset sales and disposal	(6,980)	87	(2,947)	—	—

Net income (loss)	(51,902)	19,899	9,281	(54,329)	131,687

Preferred limited partner dividends	(3,063)	—	—	—	—

Net income (loss) attributable to owner’s interest, common limited partners and the general partner	(54,965)	19,899	9,281	(54,329)	131,687

Balance sheet data (at period end):
Property, plant and equipment, net	$1,302,228	$520,883	$508,484	$503,386	$616,257
Total assets	1,498,952	702,366	649,232	690,603	834,260
Total debt, including current portion	351,425	—	—	—	—
Total equity	862,006	457,175	381,882	351,586	515,622

Cash flow data:
Net cash provided by operating activities	$16,486	$71,437	$60,586	$192,201	$169,278
Net cash used in investing activities	(644,278)	(47,509)	(92,423)	(98,393)	(262,153)
Net cash provided by (used in) financing activities	596,272	30,780	31,837	(93,808)	92,875
Capital Expenditures	(127,226)	(47,324)	(93,608)	(99,302)	(264,125)

Operating data(1)
Net production:
Natural gas (Mcfd)	69,408	31,403	35,855	38,644	32,791
Oil (Bpd)	330	307	373	427	423
Natural gas liquids (Bpd)	974	444	499	101	—

Total (Mcfed)	77,232	35,912	41,090	41,814	35,327

Average sales price:
Natural gas (per Mcf) (2):
Realized price, after hedge(2)	$3.29	$4.98	$7.08	$7.54	$9.40
Realized price, before hedge(2)	$2.60	$4.53	$4.60	$4.04	$9.63
Oil (per Bbl):
Realized price, after hedge	$94.02	$89.70	$77.31	$71.34	$92.28
Realized price, before hedge	$91.32	$89.07	$71.37	$57.41	$91.71
Natural gas liquids realized price (per Bbl)	$31.97	$48.26	$37.78	$36.19	$—

Production costs (per Mcfe):
Lease operating expenses(3):	$0.82	$1.09	$1.27	$1.10	$1.06
Production taxes	0.12	0.10	0.04	0.03	0.03
Transportation and compression	0.24	0.43	0.65	0.68	0.85

Total	$1.19	$1.61	$1.96	$1.80	$1.94

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day.
(2)	Excludes the impact of subordination of our production revenue to investor partners within our investment partnerships for the years ended December 31, 2012, 2011, 2010 and 2009. Including the effect of this subordination, the average realized gas sales price was $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging), $4.28 per Mcf ($3.83 per Mcf before the effects of financial hedging), $5.78 per Mcf ($3.30 per Mcf before the effects of financial hedging), and $7.13 per Mcf ($3.62 per Mcf before the effects of financial hedging) for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. There was no subordination of production revenue to investor partners within our investment partnerships for the year ended December 31, 2008.
(3)	Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our investment partnerships for the years ended December 31, 2012, 2011, 2010 and 2009. Including the effects of these costs, total lease operating expenses per Mcfe were $0.58 per Mcfe ($0.94 per Mcfe for total production costs), $0.77 per Mcfe ($1.33 per Mcfe for total production costs), $0.86 per Mcfe ($1.56 per Mcfe for total production costs), and $0.97 per Mcfe ($1.67 per Mcfe for total production costs) for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. There was no subordination of production revenue to investor partners within our investment partnerships for the year ended December 31, 2008.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplemental Data”, which contains our consolidated combined financial statements.

Unless the context otherwise requires, references below to “Atlas Resource Partners, L.P.,” “Atlas Resource Partners,” “the partnership,” “we,” “us,” “our” and “our company”, when used for periods prior to March 5, 2012, refer to the subsidiaries and operations that Atlas Energy, L.P. contributed to Atlas Resource Partners in connection with the separation and, when used for periods after that date, refer to Atlas Resource Partners, L.P. and its consolidated subsidiaries. References below to “Atlas Energy” or “ATLS” refers to Atlas Energy, L.P. and its consolidated subsidiaries, unless the context otherwise requires.

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in “Item 1A: Risk Factors”. We believe the assumptions underlying the consolidated combined financial statements are reasonable. However, our consolidated combined financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had our predecessor been a separate, stand-alone company during the periods presented.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. We sponsor and manage tax-advantaged investment partnerships, in which we coinvest, to finance a portion of our natural gas, crude oil and NGL production activities.

At December 31, 2012, Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), owned 100% of our general partner Class A units and incentive distribution rights through which it manages and effectively controls us, and an approximate 43.0% limited partner ownership interest (20,962,485 limited partner units) in us.

We were formed in October 2011 to own and operate substantially all of ATLS’ exploration and production assets (“Atlas Energy E&P Operations”), which were transferred to us on March 5, 2012. In February 2012, the board of directors of ATLS’ general partner approved the distribution of approximately 5.24 million of our common units which were distributed on March 13, 2012 to ATLS’ unitholders using a ratio of 0.1021 of our limited partner units for each of ATLS’ common units owned on the record date of February 28, 2012. The distribution of our limited partner units represented approximately 20% of the common limited partner units outstanding.

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

FINANCIAL PRESENTATION

Our consolidated combined balance sheet at December 31, 2012 and the portion of the consolidated combined statement of operations for the year ended December 31, 2012 subsequent to the transfer of assets on March 5, 2012 include our accounts and our wholly-owned subsidiaries. Our combined balance sheet at December 31, 2011, the portion of the consolidated combined statements of operations for the year ended December 31, 2012 prior to the transfer of assets on March 5, 2012 and the combined statement of operations for the years ended December 31, 2011 and 2010 were derived from the separate records maintained by ATLS and may not necessarily be indicative of the conditions that would have existed if we had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising the combined financial statements, Atlas Energy’s net investment in us is shown as equity in the combined financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated combined balance sheets and related consolidated combined statements of operations. Such estimates included allocations made from the historical accounting records of ATLS, based on management’s best estimates, in order to derive our financial statements for the periods presented prior to the transfer of assets. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements.

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

SUBSEQUENT EVENTS

Cash Distribution. On January 24, 2013, we declared a cash distribution of $0.48 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million and $1.8 million to the general partner and preferred limited partners, respectively, was paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

Senior Notes. On January 23, 2013, we issued $275.0 million of 7.75% senior unsecured notes due on January 15, 2021 (“7.75% Senior Notes”). We used the net proceeds of approximately $268.3 million, net of underwriting fees and other offering costs of $6.7 million, to repay all of the indebtedness and accrued interest outstanding under our term loan credit facility and a portion of that outstanding under our revolving credit facility (see “Credit Facilities”). Under the terms of our revolving credit facility, the borrowing base was reduced by 15% of the 7.75% Senior Notes to $368.8 million. In connection with the retirement of our term loan credit facility and the reduction in our revolving credit facility borrowing base, we accelerated $2.2 million of amortization expense related to deferred financing costs in January 2013. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if we do not reinvest the net proceeds within 18 months. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a “make whole” redemption price as defined in the indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% Senior Notes contains covenants, including limitations of our ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets.

RECENT DEVELOPMENTS

DTE Acquisition. On December 20, 2012, we completed the acquisition of DTE Gas Resources, LLC from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million, subject to certain post-closing adjustments (the “DTE Acquisition”). The cash paid at closing was funded through $179.8 million of borrowings under our revolving credit facility and $77.6 million through borrowings under our term loan credit facility.

Amendment to our revolving credit facility and new term loan credit facility. Also on December 20, 2012, in connection with the completion of the DTE Acquisition, we entered into an amendment to our revolving credit facility and a new term loan credit facility.

The amendment to our revolving credit facility:

•	increased the borrowing base from $310.0 million to $410.0 million;

•

stated that borrowings under the revolving credit facility bear interest, at our election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum;

•

revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of our term loan credit facility) if any portion of the term loan debt is outstanding on that date; and

•

amended the financial covenants to require that our ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date.

Our $77.6 term loan credit facility matures May 19, 2014, and contains terms substantially similar to our revolving credit facility except:

•	our obligations are secured by second lien mortgages on our oil and gas properties and security interest in substantially all of our assets, and guarantees by substantially all of our subsidiaries;

•	borrowings bear interest, at our option, at either the prime rate plus 6.5% or LIBOR plus 7.5%;

•	we will be required to prepay borrowings with 100% of the net proceeds from any senior notes offering and 33% of the net proceeds from any equity offering; and

•

requires us to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under our revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0.

We borrowed $179.8 million under our revolving credit facility and $77.6 million under our term loan facility to partially fund the DTE acquisition. We repaid the term loan credit facility in full with the proceeds from the sale of the 7.75% Senior Notes (see “Subsequent Events”).

Equity Offering. In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, we sold an aggregate of 7,898,210 of our common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. We utilized the net proceeds from the sale to repay a portion of the outstanding balance under our revolving credit facility and $2.2 million under our term loan credit facility.

Acquisition of Titan Operating, L.L.C. In July 2012, we completed the acquisition of Titan Operating, L.L.C. (“Titan”) in exchange for 3.8 million common units and 3.8 million newly-created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of our publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see “Issuance of Units”). The cash paid at closing was funded through borrowings under our credit facility (see “Credit Facilities”). The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see “Issuance of Units”).

Acquisition of Assets from Carrizo Oil & Gas, Inc. In April 2012, we acquired certain oil and natural gas assets from Carrizo Oil & Gas, Inc. (NASDAQ: CRZO; “Carrizo”) for approximately $187.0 million in cash. The purchase price was funded through borrowing under our credit facility and $119.5 million of net proceeds from the sale of 6.0 million of our common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain of our executives. The common units were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act (see “Issuance of Units”).

Equal Acquisition. In April 2012, we acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal Energy, Ltd. (NYSE: EQU; TSX: EQU; “Equal”). The transaction was funded through borrowings under our revolving credit facility (see “Credit Facilities”). Concurrent with the purchase of acreage, we and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. We served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, we acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 MMcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. Both transactions were funded through borrowings under our revolving credit facility (see “Credit Facilities”). As a result of our acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between us and Equal in the Mississippi Lime position was terminated and all infrastructure associated with the assets, principally the salt water disposal system, is operated by us.

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas. We market the majority of our natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indexes are as follows: Appalachian Basin and Mississippi Lime, primarily the New York Mercantile Exchange (“NYMEX”) spot market price; Barnett Shale and Marble Falls, primarily the Waha spot market price; New Albany Shale and Antrim Shale, primarily the Texas Gas Zone SL and Chicago Hub spot market prices; and Niobrara formation, primarily the Cheyenne Hub spot market price.

We do not hold firm transportation obligations on any pipeline that requires payment of transportation fees regardless of natural gas production volumes. As is customary in certain of our other operating areas, we occasionally commit a predictable portion of monthly production to the purchaser in order to maintain a gathering agreement.

Crude Oil. Crude oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking charges. We do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural Gas Liquids. NGL’s are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. The resulting dry natural gas is sold as mentioned above and our NGLs are generally priced using the Mont Belvieu (TX) regional processing hub. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a volumetric retention by the processing and fractionation facility. We do not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

For the year ended December 31, 2012, Chevron and Atmos Energy Marketing, LLC accounted for approximately 43% and 11% of our total natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period.

Investment Partnerships. We generally fund a portion of our drilling activities through sponsorship of tax-advantaged investment drilling partnerships. In addition to providing capital for our drilling activities, our investment partnerships are a source of fee-based revenues, which are not directly dependent on commodity prices. As managing general partner of the investment partnerships, we receive the following fees:

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

•

Well services. Each partnership pays us a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the wells; and

•

Gathering. Each royalty owner, partnership and certain other working interest owners pay us a gathering fee, which in general is equivalent to the fees we remit. In Appalachia, a majority of our Drilling Partnership wells are subject to a gathering agreement, whereby we remit a gathering fee of 16%. However, based on the respective investment partnership agreements, we charge our Drilling Partnership wells a 13% gathering fee. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

The areas in which we operate are experiencing a significant increase in natural gas, oil and NGL production related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques. The increase in the supply of natural gas has put a downward pressure on domestic natural gas prices. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, we have focused our natural gas, crude oil and NGL production operations in various shale plays throughout the United States. As part of ATLS’ agreement with AEI to acquire the Transferred Business on February 17, 2011, we have certain agreements which restrict our ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which will expire on February 17, 2014. Through December 31, 2012, we have established production positions in the following operating areas:

•

the Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas, a hydro-carbon producing shale in which we established a position following our acquisitions of assets from Carrizo, Titan and DTE during 2012 (see “Recent Developments”);

•

the Appalachia basin, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•

the Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area, in which we established a position following our acquisitions from Equal during 2012 (see “Recent Developments”); and

•

other operating areas, including the Chattanooga Shale in northeastern Tennessee, which enables us to access other formations in that region such as the Monteagle and Ft. Payne Limestone; the New Albany Shale in southwestern Indiana, a biogenic shale play with a long-lived and shallow decline profile; the Antrim Shale in Michigan, where we produce out of the biogenic region of the shale similar to the New Albany Shale; and the Niobrara Shale in northeastern Colorado, a predominantly biogenic shale play that produces dry gas.

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Gross wells drilled:
Appalachia	22	17	18
Barnett/Marble Falls	21	—	—
Mississippi Lime/Hunton	11	—	—
Tennessee	—	5	4
New Albany/Antrim	—	—	66
Niobrara	51	138	29

Total	105	160	117

Our share of gross wells drilled(1):
Appalachia	6	3	5
Barnett/Marble Falls	18	—	—
Mississippi Lime/Hunton	3	—	—
Tennessee	—	1	1
New Albany/Antrim	—	—	19
Niobrara	15	27	9

Total	42	31	34

Gross wells turned in line:
Appalachia	41	8	70
Barnett/Marble Falls	7	—	—
Mississippi Lime/Hunton	3	—	—
Tennessee	5	1	13
New Albany/Antrim	—	13	76
Niobrara	98	77	8

Total	154	99	167

(1)	Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage ownership in our investment partnerships.

Production Volumes. The following table presents our total net natural gas, crude oil, and NGL production volumes and production per day for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	12,403	9,597	11,596
Oil (000’s Bbls)	102	105	126
Natural gas liquids (000’s Bbls)	4	6	20

Total (MMcfe)	13,036	10,262	12,467

Barnett/Marble Falls:
Natural gas (MMcf)	10,561	—	—
Oil (000’s Bbls)	10	—	—
Natural gas liquids (000’s Bbls)	173	—	—

Total (MMcfe)	11,661	—	—

Mississippi Lime/Hunton:
Natural gas (MMcf)	510	—	—
Oil (000’s Bbls)	3	—	—
Natural gas liquids (000’s Bbls)	30	—	—

Total (MMcfe)	705	—	—

Other Operating Areas(3):
Natural gas (MMcf)	1,929	1,866	1,491
Oil (000’s Bbls)	6	7	10
Natural gas liquids (000’s Bbls)	150	156	162

Total (MMcfe)	2,865	2,847	2,531

Total:
Natural gas (MMcf)	25,403	11,462	13,087
Oil (000’s Bbls)	121	112	136
Natural gas liquids (000’s Bbls)	357	162	182

Total (MMcfe)	28,267	13,108	14,998

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	33,889	26,292	31,771
Oil (Bpd)	278	287	344
Natural gas liquids (Bpd)	10	17	54

Total (Mcfed)	35,618	28,116	34,157

Barnett/Marble Falls: (4)
Natural gas (Mcfd)	28,855	—	—
Oil (Bpd)	28	—	—
Natural gas liquids (Bpd)	473	—	—

Total (Mcfed)	31,861	—	—

Mississippi Lime/Hunton: (4)
Natural gas (Mcfd)	1,392	—	—
Oil (Bpd)	8	—	—
Natural gas liquids (Bpd)	81	—	—

Total (Mcfed)	1,926	—	—

Other Operating Areas: (3)
Natural gas (Mcfd)	5,271	5,111	4,084
Oil (Bpd)	16	20	29
Natural gas liquids (Bpd)	410	427	445

Total (Mcfed)	7,827	7,796	6,933

Total:
Natural gas (Mcfd)	69,408	31,403	35,855
Oil (Bpd)	330	307	373
Natural gas liquids (Bpd)	974	444	499

Total (Mcfed)	77,232	35,912	41,090

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

(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

(3)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia. Other operating areas include our production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.

(4)

Total Barnett/Marble Falls and Mississippi Lime/Hunton production per day for the year ended December 31, 2012 represents volume production subsequent to the respective acquisition date over the full 366-day period (see “Recent Developments”).

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of our proved reserves on an energy equivalent basis at December 31, 2012. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for the years ended December 31, 2012, 2011 and 2010, along with our average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Years Ended December 31,
	2012	2011	2010
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$35,193	$40,431	$66,566
Oil revenue	9,678	9,415	9,732
Natural gas liquids revenue	223	323	845

Total revenues	$45,094	$50,169	$77,143

Barnett/Marble Falls:
Natural gas revenue	$25,545	$—	$—
Oil revenue	887	—	—
Natural gas liquids revenue	4,959	—	—

Total revenues	$31,391	$—	$—

Mississippi Lime/Hunton:
Natural gas revenue	$1,840	$—	$—
Oil revenue	241	—	—
Natural gas liquids revenue	1,140	—	—

Total revenues	$3,221	$—	$—

Other Operating Areas: (2)
Natural gas revenue	$7,573	$8,665	$9,064
Oil revenue	545	642	809
Natural gas liquids revenue	5,077	7,503	6,034

Total revenues	$13,195	$16,810	$15,907

Total:
Natural gas revenue	$70,151	$49,096	$75,630
Oil revenue	11,351	10,057	10,541
Natural gas liquids revenue	11,399	7,826	6,879

Total revenues	$92,901	$66,979	$93,050

Average sales price:
Natural gas (per Mcf): (3)
Total realized price, after hedge(4)	$3.29	$4.98	$7.08
Total realized price, before hedge(4)	$2.60	$4.53	$4.60
Oil (per Bbl):
Total realized price, after hedge	$94.02	$89.70	$77.31
Total realized price, before hedge	$91.32	$89.07	$71.37

Natural gas liquids (per Bbl) total realized price:	$31.97	$48.26	$37.78

Production costs (per Mcfe):(3)
Appalachia:(1)
Lease operating expenses(5)	$1.02	$1.20	$1.37
Production taxes	0.08	0.11	0.03
Transportation and compression	0.38	0.50	0.73

	$1.48	$1.80	$2.13

Barnett/Marble Falls:
Lease operating expenses	$0.61	$—	$—
Production taxes	0.18	—	—
Transportation and compression	0.12	—	—

	$0.90	$—	$—

Mississippi Lime/Hunton:
Lease operating expenses	$1.38	$—	$—
Production taxes	0.29	—	—
Transportation and compression	—	—	—

	$1.67	$—	$—

Other Operating Areas:(2)
Lease operating expenses	$0.63	$0.67	$0.78
Production taxes	0.06	0.07	0.06
Transportation and compression	0.17	0.19	0.30

	$0.86	$0.93	$1.14

Total:
Lease operating expenses(5)	$0.82	$1.09	$1.27
Production taxes	0.12	0.10	0.04
Transportation and compression	0.24	0.43	0.65

	$1.19	$1.61	$1.96

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York and West Virginia.
(2)	Other operating areas include our production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.
(3)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(4)

Excludes the impact of subordination of our production revenue to investor partners within our investment partnerships for the years ended December 31, 2012, 2011 and 2010. Including the effect of this subordination, the average realized gas sales price was $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging), $4.28 per Mcf ($3.83 per Mcf before the effects of financial hedging) and $5.78 per Mcf ($3.30 per Mcf before the effects of financial hedging) for the years ended December 31, 2012, 2011 and 2010, respectively.

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our investment partnerships for the years ended December 31, 2012, 2011 and 2010. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.48 per Mcfe ($0.94 per Mcfe for total production costs), $0.80 per Mcfe ($1.41 per Mcfe for total production costs) and $0.88 per Mcfe ($1.64 per Mcfe for total production costs) for the years ended December 31, 2012, 2011 and 2010, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.58 per Mcfe ($0.94 per Mcfe for total production costs), $0.77 per Mcfe ($1.33 per Mcfe for total production costs) and $0.86 per Mcfe ($1.56 per Mcfe for total production costs) for years ended December 31, 2012, 2011 and 2010, respectively.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Total natural gas revenues were $70.2 million for the year ended December 31, 2012, an increase of $21.1 million from $49.1 million for the year ended December 31, 2011. This increase consisted of a $25.6 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets, a $1.8 million increase attributable to natural gas revenue associated with the newly acquired Mississippi Lime/Hunton assets, and an $11.3 million increase attributable to higher production volume on our legacy systems, partially offset by a $12.3 million decrease attributable to lower realized natural gas prices for production volume on our legacy systems and a $5.3 million increase in gas revenues subordinated to the investor partners within our investment partnerships for the year ended December 31, 2012 compared with the prior year period. Total oil revenues were $11.4 million for the year ended December 31, 2012, an increase of $1.3 million from $10.1 million for the comparable prior year period due primarily to higher production volume during the current year period. Total natural gas liquids revenues were $11.4 million for the year ended December 31, 2012, an increase of $3.6 million from $7.8 million for the comparable prior year period. This increase is primarily attributable to $5.0 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets, partially offset by lower realized prices.

Appalachia production costs were $12.4 million for the year ended December 31, 2012, a decrease of $2.0 million from $14.4 million for the year ended December 31, 2011. This decrease was principally due to a $2.9 million increase in our credit received against lease operating expenses pertaining to the subordination of our revenue within our investment partnerships, partially offset by a $0.9 million increase in labor and other costs. Production costs associated with our 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $11.7 million for the year ended December 31, 2012. Production costs associated with our other operating areas were $2.5 million for the year ended December 31, 2012, a decrease of $0.2 million from $2.7 million for the year ended December 31, 2011.

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

Appalachia production costs were $14.4 million for the year ended December 31, 2011, a decrease of $6.0 million from $20.4 million for the year ended December 31, 2010. This decrease was principally due to a $3.6 million decrease in transportation costs, a $3.0 million decrease associated with water hauling and disposal costs, a $0.5 million decrease for labor-related costs and a $0.9 million decrease associated with maintenance expenses and other costs associated with our natural gas and oil operations, partially offset by a $2.0 million decrease in our credit received against lease operating expenses pertaining to the subordination of our revenue within our investment partnerships. The decreases in transportation costs, water hauling and disposal costs, labor-related costs and maintenance expenses and other costs were primarily due to a decrease in natural gas volumes between the periods. Production costs associated with our other operating areas were $2.7 million for the year ended December 31, 2011, a decrease of $0.2 million from $2.9 million for the year end December 31, 2010. The decrease was due to a $0.4 million decrease in maintenance and materials costs and a $0.2 million decrease in transportation costs, partially offset by a $0.4 million increase in water hauling and other costs.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our investment partnerships during the years ended December 31, 2012, 2011 and 2010. There were no exploratory wells drilled during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Drilling partnership investor capital:
Raised	$127,071	$141,929	$149,342
Deployed	$131,496	$135,283	$206,802

Gross partnership wells drilled:
Appalachia	22	17	18
Barnett/Marble Falls	4	—	—
Mississippi Lime/Hunton	11	—	—
Tennessee	—	5	4
New Albany/Antrim	—	—	66
Niobrara	51	138	29

Total	88	160	117

Net partnership wells drilled:
Appalachia	22	14	17
Barnett/Marble Falls	2	—	—
Mississippi Lime/Hunton	9	—	—
Tennessee	—	5	4
New Albany/Antrim	—	—	58
Niobrara	51	138	29

Total	84	157	108

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Average construction and completion:
Revenue per well	$1,444	$886	$1,600
Cost per well	1,253	757	1,356

Gross profit per well	$191	$129	$244

Gross profit margin	$17,417	$19,653	$31,555

Partnership net wells associated with revenue recognized(1):
Appalachia	17	17	34
Barnett/Marble Falls	2	—	—
Mississippi Lime/Hunton	7	—	—
Tennessee	2	4	10
New Albany/Antrim	—	3	63
Niobrara	63	129	22

Total	91	153	129

(1)	Consists of partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Well construction and completion segment margin was $17.4 million for the year ended December 31, 2012, a decrease of $2.3 million from $19.7 million for the year ended December 31, 2011. This decrease consisted of a $7.9 million decrease related to a decreased number of wells recognized for revenue within our investment partnerships, partially offset by a $5.6 million increase associated with higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Marcellus Shale and Utica Shale wells within the drilling partnerships during 2012. Since our drilling contracts with the investment partnerships are on a “cost-plus” basis, an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill.

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

Our consolidated combined balance sheet at December 31, 2012 includes $67.3 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated combined statements of operations. We expect to recognize this amount as revenue during 2013.

Administration and Oversight

Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships. Typically, we receive a lower administration and oversight fee related to shallow, vertical wells we drill within the drilling partnerships, such as those in the Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Administration and oversight fee revenues were $11.8 million for the year ended December 31, 2012, an increase of $4.1 million from $7.7 million for the year ended December 31, 2011. This increase was primarily due to an increase in the number of horizontal wells drilled in both the Mississippi Lime and Utica Shale during the current year period and an increase in the number of Marcellus Shale wells drilled during the current year period in comparison to the prior year period.

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

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs, including work performed for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Well services revenues were $20.0 million for the year ended December 31, 2012, an increase of $0.2 million from $19.8 million for the year ended December 31, 2011. Well services expenses were $9.3 million for the year ended December 31, 2012, an increase of $0.6 million from $8.7 million for the year ended December 31, 2011. The increase in well services revenue is primarily related to higher equipment rental revenue during the year ended December 31, 2012 as compared with the comparable prior year period. The increase in well services expenses is primarily related to higher well labor costs.

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

Gathering and Processing

Gathering and processing margin includes gathering fees we charge to our investment partnership wells and the related expenses and gross margin for our processing plants in the New Albany Shale and the Chattanooga Shale. Generally, we charge a gathering fee to our Drilling Partnership wells equivalent to the fees we remit. In Appalachia, a majority of our Drilling Partnership wells are subject to a gathering agreement, whereby we remit a gathering fee of 16%. However, based on the respective investment partnership agreements, we charge our Drilling Partnership wells a 13% gathering fee. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Our net gathering and processing expense for the year ended December 31, 2012 was $3.2 million, comparable with $3.1 million for the year ended December 31, 2011. This unfavorable increase was principally due to an increase in natural gas volume in the Appalachian Basin between the periods, partially offset by a decrease in our average realized natural gas price.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. Our net gathering and processing expense for the year ended December 31, 2011 was $3.1 million compared with $6.1 million for the year ended December 31, 2010. This favorable decrease was principally due to lower natural gas volume and prices between the periods.

Other, net

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Other, net for the year ended December 31, 2012 was an expense of $4.9 million compared with $30 thousand for the year ended December 31, 2011. The $4.9 million unfavorable movement compared with the prior year period was primarily due to the premium amortization associated with derivative contracts for production volumes related to wells acquired from Carrizo (see “Recent Developments”).

OTHER COSTS AND EXPENSES

General and Administrative Expenses

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. Total general and administrative expenses increased to $69.1 million for the year ended December 31, 2012 compared with $27.5 million for the year ended December 31, 2011. This increase was primarily due to a $22.1 million increase in non-recurring transaction costs related to our 2012 acquisitions of assets from Carrizo, Titan, Equal and DTE (see “Recent Developments”), an $18.6 million unfavorable movement related to a decrease in net reimbursements we received under our transition services agreement with Chevron which expired during the first quarter of 2012 and a $10.8 million increase in non-cash compensation expense, partially offset by a $9.9 million decrease in salaries and wages and other corporate activities.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. General and administrative expenses were $27.5 million for the year ended December 31, 2011 compared with $11.4 million for the year ended December 31, 2010. The $16.1 million increase was principally due to a $4.9 million increase in office operations, a $5.0 million increase in salaries and wages, $1.8 million increase in syndication expenses related to the cancellation of our Fall 2010 drilling program and $4.4 million of outside services and other costs associated with the growth of our business.

Chevron Transaction Expense

During the year ended December 31, 2012, we recognized a $7.7 million charge regarding our reconciliation process with Chevron related to certain amounts included within the contractual cash transaction adjustment, which was settled in October 2012 (see “Item 8: Financial Statements and Supplementary Data – Note 3”).

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization increased to $52.6 million for the year ended December 31, 2012 compared with $30.9 million for the comparable prior year period primarily due to a $19.6 million increase in our depletion expense. Total depreciation, depletion and amortization decreased to $30.9 million for the year ended December 31, 2011 compared with $40.8 million for the comparable prior year period primarily due to a $9.3 million decrease in our depletion expense. The following table presents a summary of our depreciation, depletion and amortization expense and our depletion expense per Mcfe for our operations for the respective periods:

	Years Ended December 31,
	2012	2011	2010
Depreciation, depletion and amortization:
Depletion expense	$47,000	$27,430	$36,668
Depreciation and amortization expense	5,582	3,439	4,090

	$52,582	$30,869	$40,758

Depletion expense (in thousands):
Total	$47,000	$27,430	$36,668
Depletion expense as a percentage of gas and oil production revenue	51%	41%	39%

Depletion per Mcfe	$1.66	$2.09	$2.44

Depletion expense varies from period to period and is directly affected by changes in our gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. For the year ended December 31, 2012, depletion expense was $47.0 million, an increase of $19.6 million in comparison with $27.4 million for the year ended December 31, 2011. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues was 51% for the year ended December 31, 2012, compared with 41% for the year ended December 31, 2011, which was primarily due to a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.66 for the year ended December 31, 2012, a decrease of $0.43 per Mcfe from $2.09 for the year ended December 31, 2011, primarily related to lower depletion expense per Mcfe for the assets acquired from Carrizo, Titan and DTE Acquisitions (see “Recent Developments”) and the addition of reserves for new Marcellus Shale wells, which began production during the year ended December 31, 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

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

Asset Impairment

During the year ended December 31, 2012, we recognized $9.5 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated combined balance sheet for our shallow natural gas wells in the Antrim and Niobrara Shales. This impairment related to the carrying amount of these gas and oil properties being in excess of our estimate of their fair value at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices in comparison to their carrying value at December 31, 2012.

During the year ended December 31, 2011, we recognized $7.0 million of asset impairment related to gas and oil properties within property, plant and equipment on our combined balance sheet for our shallow natural gas wells in the Niobrara Shale. This impairment related to the carrying amount of these gas and oil properties being in excess of our estimate of their fair value at December 31, 2011. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at December 31, 2011.

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

Interest Expense

Interest expense for the year ended December 31, 2012 was $4.2 million, which was associated with outstanding borrowings under our revolving credit facility and term loan credit facility and amortization of deferred financing costs associated with the credit facility (see “Credit Facilities”). There was no interest expense for the years ended December 31, 2011 and 2010.

Gain (Loss) on Asset Sales and Disposal

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011. During the year ended December 31, 2012, we recognized a $7.0 million loss on asset sales and disposal, which pertained to management’s decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones which needed to be met in order for us to maintain ownership of the South Knox processing plant. During 2012, management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, we forfeited our interest in the processing plant and recorded a loss related to the net book value of the assets during the year ended December 31, 2012.

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010. During the year ended December 31, 2011, we recognized a $0.1 million gain on asset sales and disposal, compared with a $2.9 million loss on asset sales and disposal during the year ended December 31, 2010. The $2.9 million loss on asset sales and disposal recognized during the year ended December 31, 2010 was primarily due to a loss on the sale of processing assets in Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, capital raised through our investment partnerships, and borrowings under our credit facility (see “Credit Facilities”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and quarterly distributions to our common limited partners and general partner. In general, we expect to fund:

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

Cash Flows – Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Net cash provided by operating activities of $16.5 million for the year ended December 31, 2012 represented an unfavorable movement of $54.9 million from net cash provided by operating activities of $71.4 million for the comparable prior year period. The $54.9 million unfavorable movement in net cash provided by operating activities resulted from an $85.2 million unfavorable movement in net income excluding non-cash items, partially offset by a $30.3 million favorable movement in working capital. The $85.2 million unfavorable movement in net income excluding non-cash items included a $71.8 million decrease in net income and a $57.3 million unfavorable movement in non-cash (gain) loss on derivative value, partially offset by a $21.7 million increase in depreciation, depletion and amortization expense, a $10.8 million increase in non-cash stock compensation, a $7.1 million increase in gain (loss) on asset disposal, a favorable movement of $2.5 million in asset impairment and a $1.8 million increase in amortization of deferred financing costs relating to our credit facility assumed by us from ATLS and further amended in 2012. The $57.3 million unfavorable movement in non-cash (gain) loss on derivative value is primarily related to the distribution of $36.2 million non-cash loss on derivative value during the year ended December 31, 2011 resulting from the monetization of hedges prior to the acquisition of the Transferred Business from AEI and a $21.1 million non-cash gain on derivative value for the year ended December 31, 2012 related to a decline in natural gas prices during the period. The $30.3 million favorable movement in working capital was principally due to a $33.9 million favorable movement in accounts payable and other current liabilities partially offset by a $3.6 million unfavorable movement in accounts receivable and other current assets. The favorable movement in accounts payable and other current liabilities was primarily due to a favorable movement in accounts payable and liabilities associated with well drilling and completion costs, partially offset by an unfavorable movement in accrued liabilities and liabilities associated with drilling contracts. The unfavorable movement in accounts receivable and other current assets was primarily due to an increase in accounts receivable partially offset by a favorable movement in subscriptions receivable. In 2011, the increase in subscriptions receivable for funds raised for our new drilling program in the fourth quarter of 2011 was greater than the increase in subscriptions receivable in 2012 for funds raised for our new drilling program in 2012.

Net cash used in investing activities of $644.3 million for the year ended December 31, 2012 represented an unfavorable movement of $596.8 million from net cash used in investing activities of $47.5 million for the comparable prior year period. This unfavorable movement was principally due to a $516.7 million unfavorable movement in net cash paid for the Carrizo, Titan, Equal and DTE asset acquisitions and a $79.9 million unfavorable movement in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $596.3 million for the year ended December 31, 2012 represented a favorable movement of $565.5 million from net cash provided by financing activities of $30.8 million for the comparable prior year period. This movement was principally due to an increase of $667.1 million in borrowings under our revolving and term loan credit facilities and a $290.1 million increase in net proceeds from issuance of common limited partner units, partially offset by an increase of $315.7 million in repayments under our revolving and term loan credit facilities, a $33.9 million increase in cash distributions paid to unit holders, a net decrease of $25.1 million in the net investment from owners prior to March 5, 2012 and a $17.0 million unfavorable movement in deferred financing costs and other resulting from the cash paid for revolving and term loan credit facility financing costs. The net decrease in the net investment from owners was due to an increase of $5.6 million for the investment received from ATLS in 2012, partially offset by a decrease of $30.8 million in the net investment received in from AEI in 2011. The gross amount of borrowings and repayments under our revolving credit facility included within net cash provided by financing activities in the consolidated combined statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under our revolving credit facility, and payments, which generally occur throughout the period and increase borrowings under our revolving credit facility, which is generally common practice for our industry.

Our July 2012 acquisition of Titan in exchange for 3.8 million common units and 3.8 million newly created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of our publicly traded units as of the acquisition close date) represented a non-cash transaction during the year ended December 31, 2012 (see “Recent Developments”).

Cash Flows – Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Net cash provided by operating activities of $71.4 million for the year ended December 31, 2011 represented a favorable movement of $10.8 million from net cash provided by operating activities of $60.6 million for the comparable prior year period. The $10.8 million favorable movement in net cash provided by operating activities resulted from a $20.6 million favorable movement in working capital, partially offset by a $9.8 million unfavorable movement in net income excluding non-cash items. The $20.6 million favorable movement in working capital was principally due to a $106.6 million favorable movement in accounts payable and other current liabilities, partially offset by an $86.0 million unfavorable movement in accounts receivable and other current assets, primarily due to an increase in subscriptions receivable for funds raised for our new drilling program in the fourth quarter of 2011. The $9.8 million unfavorable movement in net income excluding non-cash items included a $43.7 million unfavorable movement in asset impairment, $9.9 million unfavorable movement in depreciation, depletion and amortization expense and a $3.0 million decrease in loss on asset sales, partially offset by a $36.2 million favorable movement in non-cash gain on derivatives and a $10.6 million increase in net income.

Net cash used in investing activities of $47.5 million for the year ended December 31, 2011 represented a favorable movement of $44.9 million from net cash used in investing activities of $92.4 million for the comparable prior year period. This favorable movement was principally due to a $46.3 million favorable movement in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $30.8 million for year ended December 31, 2011 represented an unfavorable movement of $1.1 million from net cash provided by financing activities of $31.8 million for the comparable prior year period. This movement was principally due to a net decrease in the net investment received from AEI.

Capital Requirements

Our capital requirements consist primarily of:

•	maintenance capital expenditures — capital expenditures we make on an ongoing basis to maintain our current levels of production and reserves over the long term; and

•

expansion capital expenditures — capital expenditures we make to increase our current levels of production and reserves for longer than the short-term and includes new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions and investments in our drilling partnerships.

The following table summarizes our maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Maintenance capital expenditures	$10,200	$9,833	$—
Expansion capital expenditures	117,026	37,491	93,608

Total	$127,226	$47,324	$93,608

During the year ended December 31, 2012, our $127.2 million of total capital expenditures consisted primarily of $54.4 million of investments in our investment partnerships compared with $28.2 million for the prior year comparable period, $28.1 for wells drilled exclusively for our own account compared with $0.6 million for the prior year comparable period, $33.4 million of leasehold acquisition costs compared with $9.5 million for the prior year comparable period, $1.9 million of gathering and processing costs compared with $3.2 million for the prior year comparable period, and $9.4 million of corporate and other compared with $5.8 million for the prior year comparable period. The increase in investments in our Drilling Partnerships was principally the result of the cancellation of the Fall 2010 drilling program and the resulting reduction of partnership capital deployed during 2011. Capital expenditures related to our investments in our Drilling Partnerships are generally incurred in the period subsequent to the period in which the funds were raised. The net increase in leasehold acquisition costs principally related to additional Marcellus Shale and Utica Shale acreage acquired through subsequent leasehold acquisitions in the region during the year ended December 31, 2012.

During the year ended December 31, 2011, our $47.3 million of total capital expenditures consisted primarily of $28.8 million of well costs, principally our investments in the investment partnerships, compared with $56.3 million for the prior year comparable period, $9.5 million of leasehold acquisition costs compared with $17.1 million for the prior year comparable period, $3.2 million of gathering and processing costs compared with $17.2 million for the prior year comparable period and $5.8 million of corporate and other compared with $3.0 million for the prior year comparable period. The decrease in investments in the investment partnerships and gathering and processing costs was the result of the cancellation of the Fall 2010 drilling program. Capital expenditures related to our investments in our Drilling Partnerships are generally incurred in the period subsequent to the period in which the funds were raised. Maintenance capital expenditures were $9.8 million during the year ended December 31, 2011. Prior to our acquisition of the Transferred Business on February 17, 2011, we had no maintenance capital requirements with regard to our gas and oil properties.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. As of December 31, 2012, we are committed to expend approximately $33.7 million on drilling and completion and other capital expenditures, excluding acquisitions. We expect to fund these capital expenditures primarily with cash flow from operations, capital raised through our investment partnerships and borrowings under our revolving credit facility.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, our off-balance sheet arrangements were limited to our letters of credit outstanding of $0.6 million and commitments to spend $33.7 million related to our drilling and completion and capital expenditures.

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

Available cash will initially be distributed 98% to our common limited partners and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner, if quarterly distributions to common limited partners exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle our general partner to receive the following increasing percentage of cash distributed by us as it reaches certain target distribution levels:

•	13.0% of all cash distributed in any quarter after each common unit has received $0.46 for that quarter;

•	23.0% of all cash distributed in any quarter after each common unit has received $0.50 for that quarter; and

•	48.0% of all cash distributed in any quarter after each common unit has received $0.60 for that quarter.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

		Payments Due By Period
Contractual cash obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Total debt	$351,425	$—	$75,425	$276,000	$—

Interest on total debt	$33,026	$13,628	$17,693	$1,705	$—

Operating leases	$11,989	$2,209	$3,414	$2,710	$3,656

Total contractual cash obligations	$396,440	$15,837	$96,532	$280,415	$3,656

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Standby letters of credit	$622	$622	$—	$—	$—
Other commercial commitments(1)	$11,914	$8,625	$1,189	$1,290	$810

Total commercial commitments	$12,536	$9,247	$1,189	$1,290	$810

(1)

Our other commercial commitments include our share of drilling and completion commitments and our throughput contracts. We do not have firm transportation obligations on any pipeline that requires payment of transportation fees regardless of production volumes.

ENVIRONMENTAL REGULATION

Our operations are subject to federal, state and local laws and regulations governing the release of regulated materials into the environment or otherwise relating to environmental protection or human health or safety (see “Item 1: Business —Environmental Matters and Regulation”). We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial requirements, issuance of injunctions affecting our operations, or other measures. We have ongoing environmental compliance programs. However, risks of accidental leaks or spills are associated with our operations. There can be no assurance that we will not incur significant costs and liabilities relating to claims for damages to property, the environment, natural resources, or persons resulting from the operation of our and our subsidiaries’ business. Moreover, it is possible other developments, such as increasingly strict environmental laws and regulations and enforcement policies, could result in increased costs and liabilities to us and our subsidiaries.

Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and we anticipate that there will be continuing changes. Trends in environmental regulation include increased reporting obligations and placing more restrictions and limitations on activities, such as emissions of greenhouse gases and other pollutants, generation and disposal of wastes, including wastes that may have naturally occurring radioactivity, and use, storage and handling of chemical substances that may impact human health, the environment and/or endangered species. Other increasingly stringent environmental restrictions and limitations have resulted in increased operating costs for us and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we will identify and properly anticipate each such change, or that our efforts will prevent material costs, if any, from rising.

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

CREDIT FACILITIES

At December 31, 2012, we had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $410.0 million with $276.0 million outstanding as well as a term loan credit facility with borrowings of $75.4 million. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at December 31, 2012. On December 20, 2012, in connection with the completion of the DTE Acquisition, we entered into an amendment to our revolving credit facility and a new term loan credit facility. The amendment to our revolving credit facility:

•	increased the borrowing base from $310.0 million to $410.0 million;

•

stated that borrowings under the revolving credit facility bear interest, at our election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum;

•

revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of our term loan credit facility) if any portion of the term loan debt is outstanding on that date; and

•

amended the financial covenants to require that our ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date.

Our new $77.6 million term loan facility matures May 19, 2014, and contains terms substantially similar to our revolving credit facility except:

•	our obligations are secured by second lien mortgages on our oil and gas properties and security interest in substantially all of our assets, and guarantees by substantially all of our subsidiaries;

•	borrowings bear interest, at our option, at either the prime rate plus 6.5% or LIBOR plus 7.5%;

•	we will be required to prepay borrowings with 100% of the net proceeds from any senior notes offering, and 33% of the net proceeds from any equity offering; and

•

requires us to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under our revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0.

We borrowed $179.8 million under our revolving credit facility and $77.6 million under our term loan facility to partially fund the DTE Acquisition. We repaid the term loan credit facility in full with the proceeds from the sale of the 7.75% Senior Notes (see “Subsequent Events”).

At December 31, 2012, the weighted average interest rate on outstanding credit facility borrowings was 2.8%, and the weighted average interest rate on outstanding term loan borrowings was 7.9%. There were no outstanding borrowings at December 31, 2011.

SECURED HEDGE FACILITY

At December 31, 2012, we had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under our revolving credit facility, we are required to utilize this secured hedge facility for future commodity risk management activity for our equity production volumes within the participating Drilling Partnerships. We, as general partner of the Drilling Partnerships, administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under our revolving credit facility if we, as general partner of the Drilling Partnerships, breach an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ISSUANCE OF UNITS

Equity Offerings

In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, we sold an aggregate of 7,898,210 of our common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. We utilized the net proceeds from the sale to repay a portion of the outstanding balance under our revolving credit facility and $2.2 million under our term loan credit facility.

In July 2012, we completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million of our common units and 3.8 million newly-created convertible Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of our publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments. The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

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

In April 2012, we completed the acquisition of certain oil and gas assets from Carrizo. To partially fund the acquisition, we sold 6.0 million of our common units in a private placement at a negotiated purchase price per unit of $20.00, for net proceeds of $119.5 million, of which $5.0 million was purchased by certain of our executives. The common units issued by us were subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that we would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, we filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of the registration requirements of the registration rights agreement and on August 28, 2012, the registration statement was declared effective by the SEC.

Common Unit Distribution

In February 2012, the board of directors of ATLS’ general partner approved the distribution of approximately 5.24 million common units which were distributed on March 13, 2012 to ATLS’ unitholders using a ratio of 0.1021 limited partner units for each of ATLS’ common units owned on the record date of February 28, 2012. The distribution of these limited partner units represented approximately 20.0% of the common limited partner units outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. We summarize our significant accounting policies within our consolidated combined financial statements included in “Item 8: Financial Statements and Supplementary Data – Note 2” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

During the year ended December 31, 2012, we recognized $9.5 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated combined balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, we recognized $7.0 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated combined balance sheet for shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, we recognized $50.7 million of asset impairment related to gas and oil properties within property, plant and equipment on our combined balance sheet for our shallow natural gas wells in the Chattanooga and Upper Devonian Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of our estimate of their fair value at December 31, 2012, 2011 and 2010. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the years ended December 31, 2012, 2011 and 2010.

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

Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations that are defined as Level 3. Estimates of the fair value of asset retirement obligations are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.

During the year ended December 31, 2012, we completed the acquisitions of certain oil and gas assets from Carrizo and reserves and associated assets from Titan and DTE. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our existing methodology for recognizing an estimated liability for the plugging and abandonment of our gas and oil wells (see “Item 8: Financial Statements and Supplementary Date - Note 6). These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

Reserve Estimates

Our estimates of proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. We engaged Wright and Company, Inc., an independent third-party reserve engineer, to prepare a report of our proved reserves (see “Item 2: Properties”).

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

Asset Retirement Obligations

We recognize an estimated liability for the plugging and abandonment of our gas and oil wells and related facilities. We also recognize a liability for our future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on our historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Since there are many variables in estimating asset retirement obligations, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our gas and oil properties, we believe that there are no other material retirement obligations associated with tangible long lived assets.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2012. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At December 31, 2012, we had $276.0 million of borrowings under our revolving credit facility. We also had $75.4 million of borrowings under our term loan credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would have a $3.5 million impact on our consolidated combined interest expense for the twelve month period ending December 31, 2013.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated combined operating income for the twelve-month period ending December 31, 2013 of approximately $7.9 million.

Realized pricing of our natural gas, oil, and NGL production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and NGL production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas, oil and NGL prices, we enter into natural gas and oil, swap, put options and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. NGL fixed price swaps are priced based on a WTI crude oil index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

At December 31, 2012, we had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2013	22,729,700	$3.841
2014	19,233,000	$4.203
2015	13,434,500	$4.265
2016	12,866,300	$4.386
2017	6,480,000	$4.648

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	5,520,000	$4.395
2013	Calls sold	5,520,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	3,180,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	57,000	$90.871
2014	21,000	$90.554

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	242,850	$91.532
2014	180,000	$91.579
2015	165,000	$88.436
2016	39,000	$86.120
2017	36,000	$84.600

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2013	Puts purchased	65,000	$90.000
2013	Calls sold	65,000	$116.513
2014	Puts purchased	41,160	$84.169
2014	Calls sold	41,160	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Resource Partners, L.P.

We have audited the accompanying consolidated combined balance sheets of Atlas Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (collectively the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated combined statements of operations, comprehensive income(loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated combined financial statements referred to above present fairly, in all material respects, the financial position of Atlas Resource Partners, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 28, 2013

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED COMBINED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$23,188	$54,708
Accounts receivable	38,718	20,572
Current portion of derivative asset	12,274	13,801
Subscriptions receivable	55,357	34,455
Prepaid expenses and other	9,063	7,677

Total current assets	138,600	131,213

Property, plant and equipment, net	1,302,228	520,883
Intangible assets, net	1,320	1,501
Goodwill, net	31,784	31,784
Long-term derivative asset	8,898	16,128
Other assets, net	16,122	857

	$1,498,952	$702,366

LIABILITIES AND PARTNERS’ CAPITAL/EQUITY

Current liabilities:
Accounts payable	$59,549	$36,731
Advances from affiliates	5,853	1,253
Liabilities associated with drilling contracts	67,293	71,719
Current portion of derivative payable to Drilling Partnerships	11,293	20,900
Accrued well drilling and completion costs	47,637	17,585
Accrued liabilities	25,388	35,952

Total current liabilities	217,013	184,140

Long-term debt	351,425	—
Long-term derivative liability	888	—
Long-term derivative payable to Drilling Partnerships	2,429	15,272
Asset retirement obligations and other	65,191	45,779

Commitments and contingencies

Partners’ Capital/Equity:
General partner’s interest	7,029	—
Preferred limited partners’ interests	96,155	—
Common limited partners’ interests	737,253	—
Equity	—	427,246
Accumulated other comprehensive income	21,569	29,929

Total partners’ capital/equity	862,006	457,175

	$1,498,952	$702,366

See accompanying notes to consolidated combined financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Gas and oil production	$92,901	$66,979	$93,050
Well construction and completion	131,496	135,283	206,802
Gathering and processing	16,267	17,746	14,087
Administration and oversight	11,810	7,741	9,716
Well services	20,041	19,803	20,994
Other, net	(4,886)	(30)	—

Total revenues	267,629	247,522	344,649

Costs and expenses:
Gas and oil production	26,624	17,100	23,323
Well construction and completion	114,079	115,630	175,247
Gathering and processing	19,491	20,842	20,221
Well services	9,280	8,738	10,822
General and administrative	69,123	27,536	11,381
Chevron transaction expense	7,670	—	—
Depreciation, depletion and amortization	52,582	30,869	40,758
Asset impairment	9,507	6,995	50,669

Total costs and expenses	308,356	227,710	332,421

Operating income (loss)	(40,727)	19,812	12,228
Interest expense	(4,195)	—	—
Gain (loss) on asset sales and disposal	(6,980)	87	(2,947)

Net income (loss)	(51,902)	19,899	9,281
Preferred limited partner dividends	(3,063)	—	—

Net income (loss) attributable to owner’s interest, common limited partners and the general partner	$(54,965)	$19,899	$9,281

Allocation of net income (loss):
Portion applicable to owner’s interest (period prior to the transfer of assets on March 5, 2012)	$250	$19,899	$9,281
Portion applicable to common limited partners and the general partner’s interests (period subsequent to the transfer of assets on March 5, 2012)	(55,215)	—	—

Net income (loss) attributable to owner’s interest, common limited partners and the general partner	$(54,965)	$19,899	$9,281

Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(54,260)	$—	$—
General partner’s interest	(955)	—	—

Net loss attributable to common limited partners and the general partner	$(55,215)	$—	$—

Net loss attributable to common limited partners per unit:
Basic	$(1.59)	$—	$—

Diluted	$(1.59)	$—	$—

Weighted average common limited partner units outstanding:
Basic	34,039	—	—

Diluted	34,039	—	—

See accompanying notes to consolidated combined financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income (loss)	$(51,902)	$19,899	$9,281
Preferred limited partner dividends	(3,063)	—	—

Net income (loss) attributable to owner’s interest, common limited partners and the general partner	(54,965)	19,899	9,281
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	10,921	35,156	16,542
Less: reclassification adjustment for realized gains in net income (loss)	(19,281)	(10,542)	(27,364)

Total other comprehensive income (loss)	(8,360)	24,614	(10,822)

Comprehensive income (loss) attributable to owner’s interest, common limited partners and the general partner	$(63,325)	$44,513	$(1,541)

See accompanying notes to consolidated combined financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENT OF PARTNERS’ CAPITAL/EQUITY

(in thousands, except unit data)

	General		Preferred Limited		Common Limited Partners’ Interests		Equity	Accumulated Other Comprehensive Income	Total Partners’ Capital/ Equity

	Partners’ Interest		Partners’ Interests
	Class A Units	Amount	Units	Amount	Units	Amount
Balance at January 1, 2010	—	$—	—	$—	—	$—	$335,449	$16,137	$351,586

Net investment from Atlas Energy, Inc.	—	—	—	—	—	—	31,837	—	31,837
Other comprehensive loss	—	—	—	—	—	—	—	(10,822)	(10,822)
Net income	—	—	—	—	—	—	9,281	—	9,281

Balance at December 31, 2010	—	$—	—	$—	—	—	$376,567	$5,315	$381,882

Net investment from Atlas Energy, Inc.	—	—	—	—	—	—	30,780	—	30,780
Other comprehensive income	—	—	—	—	—	—	—	24,614	24,614
Net income	—	—	—	—	—	—	19,899	—	19,899

Balance at December 31, 2011	—	$—	—	$—	—	$—	$427,246	$29,929	$457,175
Net income attributable to owner’s interest prior to the transfer of assets on March 5, 2012	—	—	—	—	—	—	250	—	250
Net investment from owner’s interest prior to the transfer of assets on March 5, 2012	—	—	—	—	—	—	5,625	—	5,625
Net assets contributed by owner to Atlas Resource Partners, L.P.	534,694	8,662	—	—	26,200,114	424,459	(433,121)	—	—
Issuance of units	441,014	—	3,841,719	94,869	17,767,874	388,408	—	—	483,277
Unissued common units under incentive plans	—	—	—	—	—	10,797	—	—	10,797
Distributions paid to common and preferred limited partners and the general partner	—	(678)	—	(1,652)	—	(31,545)	—	—	(33,875)
Distribution equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	(731)	—	—	(731)
Conversion of Class B preferred units	—	—	(5,165)	(125)	5,165	125	—	—	—
Net income (loss) attributable to common and preferred limited partners and the general partner subsequent to the transfer of assets on March 5, 2012	—	(955)	—	3,063	—	(54,260)	—	—	(52,152)
Other comprehensive loss	—	—	—	—	—	—	—	(8,360)	(8,360)

Balance at December 31, 2012	975,708	$7,029	3,836,554	$96,155	43,973,153	$737,253	$—	$21,569	$862,006

See accompanying notes to consolidated combined financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,902)	$19,899	$9,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	52,582	30,869	40,758
Asset impairment	9,507	6,995	50,669
Non-cash (gain) loss on derivative value, net	(21,165)	36,171	—
(Gain)/loss on asset sales and disposal	6,980	(87)	2,947
Non-cash compensation expense	10,828	—	—
Amortization of deferred financing costs	1,820	—	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	(35,835)	(32,203)	53,751
Accounts payable and accrued liabilities	43,671	9,793	(96,820)

Net cash provided by operating activities	16,486	71,437	60,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(127,226)	(47,324)	(93,608)
Net cash paid for acquisitions	(516,670)	—	—
Other	(382)	(185)	1,185

Net cash used in investing activities	(644,278)	(47,509)	(92,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	667,099	—	—
Repayments under credit facilities	(315,674)	—	—
Net investment from owners	5,625	30,780	31,837
Distributions paid to unit holders	(33,875)	—	—
Net proceeds from issuance of common limited partner units	290,115	—	—
Deferred financing costs and other	(17,018)	—	—

Net cash provided by financing activities	596,272	30,780	31,837

Net change in cash and cash equivalents	(31,520)	54,708	—
Cash and cash equivalents, beginning of year	54,708	—	—

Cash and cash equivalents, end of year	$23,188	$54,708	$—

See accompanying notes to consolidated combined financial statements.

ATLAS RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED COMBINED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Atlas Resource Partners, L.P. (the “Partnership”) is a publicly traded Delaware master-limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States. The Partnership sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas and oil production activities. At December 31, 2012, Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), owned 100% of the general partner Class A units and incentive distribution rights through which it manages and effectively controls the Partnership, and an approximate 43.0% limited partner ownership interest (20,962,485 limited partner units) in the Partnership.

The Partnership was formed in October 2011 to own and operate substantially all of ATLS’ exploration and production assets (“Atlas Energy E&P Operations”), which were transferred to the Partnership on March 5, 2012. In February 2012, the board of ATLS’ general partner approved the distribution of approximately 5.24 million of the Partnership’s common units which were distributed on March 13, 2012 to ATLS’ unitholders using a ratio of 0.1021 of the Partnership’s limited partner units for each of ATLS’ common units owned on the record date of February 28, 2012. The distribution of the Partnership’s limited partner units represented approximately 20% of the common limited partner units outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The Partnership’s consolidated combined balance sheet at December 31, 2012 and the portion of the consolidated combined statement of operations for the year ended December 31, 2012 subsequent to the transfer of assets on March 5, 2012 include the accounts of the Partnership and its wholly-owned subsidiaries. The Partnership’s combined balance sheet at December 31, 2011, the statement of operations for the year ended December 31, 2012 prior to the transfer of assets on March 5, 2012, and the combined statements of operations and cash flows for the years ended December 31, 2011 and 2010 were derived from the separate records maintained by ATLS and may not necessarily be indicative of the conditions that would have existed if the Partnership had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all of the various entities comprising Atlas E&P Operations prior to the date of transfer, ATLS’ net investment is shown as equity in the combined financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated combined balance sheets and related consolidated combined statements of operations. Such estimates included allocations made from the historical accounting records of ATLS, based on management’s best estimates, in order to derive the financial statements of the Partnership for the periods presented. Actual balances and results could be different from those estimates. Transactions between the Partnership and other ATLS operations have been identified in the consolidated combined statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated. Certain amounts in the prior year’s combined financial statements have been reclassified to conform to the current year presentation.

On February 17, 2011, ATLS acquired certain natural gas and oil properties, the partnership management business, and other assets (“Transferred Business”) from Atlas Energy, Inc. (“AEI”), the former owner of ATLS’ general partner (see Note 3). Management of ATLS determined that the acquisition of the Transferred Business constituted a transaction between entities under common control. In comparison to the acquisition method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable assets and liabilities of the Transferred Business based upon their fair values with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital/equity on the Partnership’s combined balance sheet. Also, in comparison to the acquisition method of accounting, whereby the results of operations and the financial position of the Transferred Business would have been included in the Partnership’s consolidated combined financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect to the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior year financial statements to furnish comparative information. As such, the Partnership reflected the impact of the acquisition of the Transferred Business on its consolidated combined financial statements in the following manner:

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

Use of Estimates

The preparation of the Partnership’s consolidated combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated combined financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s consolidated combined financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, asset impairments, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. Such estimates included estimated allocations made from the historical accounting records of AEI in order to derive the historical financial statements of the Partnership. Actual results could differ from those estimates.

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable on the consolidated combined balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the Partnership’s management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of the Partnership’s customers’ credit information. The Partnership extends credit on sales on an unsecured basis to many of its customers. At December 31, 2012 and 2011, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated combined balance sheets.

Inventory

The Partnership had $5.3 million and $3.9 million of inventory at December 31, 2012 and 2011, respectively, which were included within prepaid expenses and other current assets on the Partnership’s consolidated combined balance sheets. The Partnership values inventories at the lower of cost or market. The Partnership’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil and NGLs are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to 6 Mcf of natural gas. Mcf is defined as one thousand cubic feet.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by the Partnership for the years ended December 31, 2012, 2011 and 2010.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment, net on its consolidated combined balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, the Partnership recognized $7.0 million of asset impairments related to gas and oil properties within property, plant and equipment, net on its combined balance sheet for its shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, the Partnership recognized $50.7 million of asset impairments related to gas and oil properties within property, plant and equipment, net on its combined balance sheet for its shallow natural gas wells in the Chattanooga and Upper Devonian shales. These impairments related to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at December 31, 2012, 2011 and 2010. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds by the Partnership was 3.5% for the year ended December 31, 2012. The aggregate amount of interest capitalized by the Partnership was $2.1 million for the year ended December 31, 2012. There was no interest capitalized during the years ended December 31, 2011 and 2010.

Intangible Assets

The Partnership recorded its intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. The Partnership amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at December 31, 2012 and 2011 (in thousands):

	December 31,		Estimated Useful Lives
	2012	2011	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,024)	(12,843)

Net Carrying Amount	$1,320	$1,501

Amortization expense on intangible assets was $0.2 million, $0.7 million and $0.7 million for years ended December 31, 2012, 2011 and 2010, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 - $0.2 million; 2014 - $0.1 million; 2015 - $0.1 million; 2016 - $0.1 million and 2017 - $0.1 million.

Goodwill

At December 31, 2012 and 2011, the Partnership had $31.8 million of goodwill recorded in connection with its prior consummated acquisitions. There were no changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010.

The Partnership tests goodwill for impairment at each year end by comparing its reporting units estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units. The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Partnership’s assets and the available market data of the industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. Management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the years ended December 31, 2012, 2011 and 2010, no impairment indicators arose and no goodwill impairments were recognized by the Partnership.

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

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying consolidated combined financial statements. Certain corporate subsidiaries of the Partnership are subject to federal and state income tax. The federal and state income taxes related to the Partnership and these corporate subsidiaries were immaterial to the consolidated combined financial statements and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for in the accompanying consolidated combined financial statements.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated combined financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. However, the Partnership has not recognized any potential interest or penalties in its consolidated combined financial statements as of December 31, 2012, 2011 and 2010.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2009. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of December 31, 2012.

Stock-Based Compensation

The Partnership recognizes all share-based payments to employees, including grants of employee stock options, in the consolidated combined financial statements based on their fair values (see Note 14).

Other Assets

The Partnership had $16.1 million and $0.9 million of other assets at December 31, 2012 and 2011, respectively, which were included on the Partnership’s consolidated combined balance sheets. Of the $16.1 million of other assets at December 31, 2012, $14.5 million related to deferred financing costs (net of $2.4 million of accumulated amortization) associated with the Partnership’s credit facilities, which are recorded at cost and amortized over the term of the respective debt agreement. The Partnership recorded $1.8 million of amortization of deferred financing costs during the year ended December 31, 2012. No amortization of deferred financing costs was recorded by the Partnership during the years ended December 31, 2011 and 2010, respectively.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands, except unit data):

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(51,902)	$19,899	$9,281
Income applicable to owner’s interest (period prior to transfer of assets on March 5, 2012)	(250)	(19,899)	(9,281)
Preferred limited partner dividends	(3,063)	—	—

Net loss attributable to common limited partners and the general partner	(55,215)	—	—
Less: General partner’s interest	955	—	—
Net loss attributable to common limited partners	(54,260)	—	—

Less: Net income attributable to participating securities – phantom units(1)	—	—	—

Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(54,260)	$—	$—

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the year ended December 31, 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 688,000 phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average number of common limited partner units - basic	34,039	—	—
Add effect of dilutive incentive awards(1)	—	—	—
Add effect of dilutive convertible preferred limited partner units(1)	—	—	—

Weighted average number of common limited partner units - diluted	34,039	—	—

(1)

For the year ended December 31, 2012, approximately 688,000 units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the year ended December 31, 2012, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

Environmental Matters

The Partnership and its subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Partnership’s and its subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership and its subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. During the year ended December 31, 2012, one of the Partnership’s subsidiaries entered into two agreements with the United States Environmental Protection Agency (the “EPA”) to settle alleged violations (see Note 11). The Partnership and its subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability for the year ended December 31, 2011.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2012 and 2011, the Partnership had $37.0 million and $64.9 million, respectively, in deposits at various banks, of which $35.1 million and $59.1 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

The Partnership sells natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2012, the Partnership had two customers within its gas and oil production segment that individually accounted for approximately 43% and 11% of the Partnership’s natural gas, oil and NGL combined revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2011, the Partnership had three customers within its gas and oil production segment that individually accounted for approximately 17%, 14% and 10%, respectively, of the Partnership natural gas and oil combined revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2010, the Partnership had four customers within its gas and oil production segment that individually accounted for 13%, 12%, 12% and 11%, respectively, of the Partnership’s natural gas and oil combined revenues, excluding the impact of all financial derivative activity.

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

The Partnership generally sells natural gas, crude oil and NGLs at prevailing market prices. Typically, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed 2 business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of the working interest and/or overriding royalty.

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at December 31, 2012 and 2011 of $33.4 million and $12.6 million, respectively, which were included in accounts receivable within the Partnership’s consolidated combined balance sheets.

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

Recently Adopted Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”). Update 2013-1 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification (“Codification”) or subject to a master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership adopted the requirements of Update 2013-01 on December 31, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“Update 2012-03”). Update 2012-03 codified amendments and corrections to the ASC for various Securities and Exchange Commission (“SEC”) paragraphs pursuant or related to 1) the issuance of Staff Accounting Bulletin (“SAB”) 114; 2) the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release No. 3350-9250, 34-65052, and IC-29748 August 8, 2011; 3) ASU 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update); and 4) other various status sections. The Partnership adopted the requirements of Update 2012-03 on September 30, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“Update 2011-12”). The amendments in this update effectively defer the implementation of the changes made in Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“Update 2011-05”), related to the presentation of reclassification adjustments out of accumulated other comprehensive income. Under Update 2011-05 which was issued by the FASB in June 2011, entities are provided the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under each methodology, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result of Update 2011-12, entities are required to disclose reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to Update 2011-05. All other requirements in Update 2011-05 are not affected by Update 2011-12. These requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Accordingly, entities are not required to comply with presentation requirements of Update 2011-05 related to the disclosure of reclassifications out of accumulated other comprehensive income. The Partnership included consolidated combined statements of comprehensive income (loss) within its March 31, 2012 Form 10-Q upon the adoption of these ASUs on January 1, 2012. The adoption had no material impact on the Partnership’s financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities (“Update 2011-11”). The amendments in this update require an entity to disclose both gross and net information about both financial and derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. An entity shall disclose at the end of a reporting period certain quantitative information separately for assets and liabilities that are within the scope of Update 2011-11, as well as provide a description of the rights of setoff associated with an entity’s recognized assets and recognized liabilities subject to an enforceable master netting arrangement or similar agreement. Entities are required to implement the amendments for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of initial application. The Partnership elected to early adopt these requirements and updated its disclosures to meet these requirements effective January 1, 2012 (see Note 8). The adoption had no material impact on the Partnership’s financial position or results of operations.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership will apply the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

Concurrent with ATLS’ acquisition of the Transferred Business, AEI was sold to Chevron Corporation (NYSE: CVX; “Chevron”). In connection with the transaction, ATLS received $118.7 million with respect to a contractual cash transaction adjustment from AEI related to certain exploration and production liabilities assumed by ATLS. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $522.9 million. Certain amounts included within the contractual cash transaction adjustment were subject to a reconciliation period with Chevron following the consummation of the transaction. Liabilities related to the cash transaction adjustment were assumed by the Partnership on March 5, 2012, as certain amounts included within the contractual cash transaction adjustment remained in dispute between the parties. During the year ended December 31, 2012, the Partnership recognized a $7.7 million charge on its consolidated combined statement of operations regarding its reconciliation process with Chevron, which was settled in October 2012.

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

NOTE 4 – ACQUISITIONS

DTE Acquisition

On December 20, 2012, the Partnership completed the acquisition of DTE Gas Resources, LLC from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million, subject to certain post-closing adjustments (the “DTE Acquisition”). In connection with entering into a purchase agreement related to the DTE Acquisition, the Partnership issued approximately 7.9 million of its common limited partner units through a public offering in November 2012 for $174.5 million, which was used to partially repay amounts outstanding under its revolving credit facility prior to closing (see Note 12). The cash paid at closing was funded through $179.8 million of borrowings under the Partnership’s revolving credit facility and $77.6 million through borrowings under its term loan credit facility (see Note 7).

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of common units associated with the acquisition, the Partnership recorded $0.2 million of transaction fees within common limited partners’ interests for the year ended December 31, 2012 on the Partnership’s consolidated combined balance sheets. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as the Partnership continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Accounts receivable	$10,721
Prepaid expenses and other	2,415

Total current assets	13,136

Property, plant and equipment	261,023
Other assets, net	273

Total assets acquired	$274,432

Liabilities:
Accounts payable	$5,904
Accrued liabilities	2,910

Total current liabilities	8,814

Asset retirement obligation and other	8,169

Total liabilities assumed	16,983

Net assets acquired	$257,449

Titan Acquisition

On July 25, 2012, the Partnership completed the acquisition of Titan Operating, L.L.C. (“Titan”) in exchange for 3.8 million common units and 3.8 million newly-created convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of the Partnership’s publicly traded units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 12). The cash paid at closing was funded through borrowings under the Partnership’s credit facility. The common units and preferred units were issued and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) (see Note 12). The Partnership accounted for the issuance of common and preferred limited partner units in exchange for the Titan assets acquired as a non-cash item in its consolidated combined statement of cash flows for the year ended December 31, 2012.

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of common and preferred limited partner units associated with the acquisition, the Partnership recorded $3.5 million of transaction fees within common and preferred limited partners’ interests for the year ended December 31, 2012 on the Partnership’s consolidated combined balance sheets. All other costs associated with the acquisition of assets were expensed as incurred.

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Cash and cash equivalents	$372
Accounts receivable	5,253
Prepaid expenses and other	131

Total current assets	5,756

Natural gas and oil properties	208,491
Other assets, net	2,344

Total assets acquired	$216,591

Liabilities:
Accounts payable	$676
Revenue distribution payable	3,091
Accrued liabilities	1,816

Total current liabilities	5,583

Asset retirement obligation and other	2,418

Total liabilities assumed	8,001

Net assets acquired	$208,590

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

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of common limited partner units associated with the acquisition, the Partnership recorded $1.2 million of transaction fees within common limited partners’ interests for year ended December 31, 2012 on the Partnership’s consolidated combined balance sheet. All other costs associated with the acquisition of assets were expensed as incurred.

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Natural gas and oil properties	$190,946

Liabilities:
Asset retirement obligation	3,903

Net assets acquired	$187,043

Due to the commingled nature of the Partnership’s acquisitions in the Fort Worth basin, it was impractical to provide separate financial information for each of the acquisitions subsequent to their respective dates of acquisition included within the Partnership’s consolidated combined statements of operations for the year ended December 31, 2012. Subsequent to their respective dates of acquisition and combined with the effect of the Partnership’s additional capital expenditures incurred, the DTE, Titan and Carrizo acquisitions had total combined revenues of $32.1 million and net loss of $9.4 million for the year ended December 31, 2012.

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the DTE, Titan and Carrizo acquisitions, including the borrowings under the revolving and term loan credit facilities and issuances of common and preferred units, had occurred on January 1, 2011. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the acquisitions had occurred on January 1, 2011 or the results that will be attained in future periods (in thousands, except per unit data; unaudited):

	Years Ended December 31,
	2012	2011
Total revenues and other	$320,860	$363,993
Net income (loss)	(63,338)	(192,278)
Net income (loss) attributable to common limited partners and the general partner	(65,785)	—
Net income (loss) attributable to common limited partners per unit:
Basic	$(1.47)	$—
Diluted	$(1.47)	$—

Equal Acquisition

In April 2012, the Partnership acquired a 50% interest in approximately 14,500 net undeveloped acres in the oil and NGL area of the Mississippi Lime play in northwestern Oklahoma for $18.0 million from subsidiaries of Equal Energy, Ltd. (NYSE: EQU; TSX: EQU; “Equal”). The transaction was funded through borrowings under the Partnership’s revolving credit facility. Concurrent with the purchase of acreage, the Partnership and Equal entered into a participation and development agreement for future drilling in the Mississippi Lime play. The Partnership served as the drilling and completion operator, while Equal undertook production operations, including water disposal. In September 2012, the Partnership acquired Equal’s remaining 50% interest in the undeveloped acres, as well as approximately 8 MMcfed of net production in the Mississippi Lime region and salt water disposal infrastructure for $41.3 million, including $1.3 million related to certain post-closing adjustments. Both transactions were financed through borrowings under the Partnership’s revolving credit facility. As a result of the Partnership’s acquisition of Equal’s remaining interest in the undeveloped acres, the existing joint venture agreement between the Partnership and Equal in the Mississippi Lime position was terminated and all infrastructure associated with the assets, principally the salt water disposal system, is operated by the Partnership.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

			Estimated
	December 31,		Useful Lives
	2012	2011	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$244,476	$61,587
Pre-development costs	1,935	2,540
Wells and related equipment	1,222,475	828,780

Total proved properties	1,468,886	892,907
Unproved properties	292,053	43,253
Support equipment	13,110	9,413

Total natural gas and oil properties	1,774,049	945,573
Pipelines, processing and compression facilities	33,092	32,149	2 – 40
Rights of way	784	84	20 – 40
Land, buildings and improvements	8,283	4,822	3 – 40
Other	9,762	1,180	3 – 10

	1,825,970	983,808
Less – accumulated depreciation, depletion and amortization	(523,742)	(462,925)

	$1,302,228	$520,883

During the year ended December 31, 2012, the Partnership recognized a $7.0 million loss on asset disposal, pertaining to its decision to terminate a farm out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm out agreement contained certain well drilling targets for the Partnership to maintain ownership of the South Knox processing plant, which the Partnership’s management decided in 2012 to not achieve due to the then current natural gas price environment. As a result, the Partnership’s management forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the year ended December 31, 2012.

During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairment related to its gas and oil properties within property, plant and equipment, net on its consolidated combined balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, the Partnership recognized $7.0 million of asset impairment related to its gas and oil properties within property, plant and equipment, net on its combined balance sheet for its shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, the Partnership recognized $50.7 million of asset impairment related to gas and oil properties within property, plant and equipment, net on its combined balance sheet for its shallow natural gas wells in Chattanooga and Upper Devonian Shales. These impairments related to the carrying amount of gas and oil properties being in excess of the Partnership’s estimate of their fair value at December 31, 2012, 2011 and 2010. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Asset retirement obligations, beginning of year	$45,779	$42,673	$36,599
Liabilities incurred	16,568	713	472
Liabilities settled	(546)	(209)	(373)
Accretion expense	2,993	2,602	2,205
Revisions	—	—	3,770

Asset retirement obligations, end of year	$64,794	$45,779	$42,673

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated combined statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated combined balance sheets. During the year ended December 31, 2012, the Partnership incurred $15.6 million of future plugging and abandonment costs related to the acquisitions it consummated during the period (see Note 4).

NOTE 7 – DEBT

Credit Facility and Term Loan

At December 31, 2012, the Partnership had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $410.0 million with $276.0 million outstanding as well as a term loan credit facility with borrowings of $75.4 million. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at December 31, 2012. On December 20, 2012, in connection with the completion of the DTE Acquisition, the Partnership entered into an amendment to its revolving credit facility and a new term loan credit facility. The amendment to the Partnership’s revolving credit facility:

•	increased the borrowing base from $310.0 million to $410.0 million;

•

stated that borrowings under the revolving credit facility bear interest, at the Partnership’s election, are at either LIBOR plus an applicable margin between 2.00% and 3.25% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.25% per annum;

•

revised the maturity date to be the earlier of March 22, 2016 or February 19, 2014 (the date that is 91 days before the May 19, 2014 maturity date of the Partnership’s term loan credit facility) if any portion of the term loan debt is outstanding on that date; and

•

amended the financial covenants to require that the Partnership’s ratio of Total Funded Debt (as defined in the credit agreement) to four quarters of EBITDA (as defined in the credit agreement) not be greater than 4.25 to 1.0 as of the last day of fiscal quarters ending on or before June 30, 2013, 4.00 to 1.0 as of September 30, 2013 and December 31, 2013, and 3.75 to 1.0 as of the last day of fiscal quarters ending after that date.

The Partnership’s $77.6 million term loan facility matures May 19, 2014, and contains terms substantially similar to its revolving credit facility except:

•

the Partnership’s obligations are secured by second lien mortgages on its oil and gas properties and security interest in substantially all of its assets, and guarantees by substantially all of its subsidiaries;

•	borrowings bear interest, at the Partnership’s option, at either the prime rate plus 6.5% or LIBOR plus 7.5%;

•	the Partnership will be required to prepay borrowings with 100% of the net proceeds from any senior notes offering, and 33% of the net proceeds from any equity offering; and

•

requires the Partnership to maintain a ratio of Total Funded Debt to EBITDA 0.50 higher than that required under its revolving credit facility, a ratio of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 as of the last day of any fiscal quarter, and a minimum asset coverage ratio (as defined in the credit agreement) of at least 1.5 to 1.0.

The Partnership borrowed $179.8 million under its revolving credit facility and $77.6 million under its term loan facility to partially fund the DTE Acquisition (see Note 4).

The revolving credit agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of December 31, 2012. The credit agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter, a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and a ratio of four quarters (actual or annualized, as applicable) of EBITDA to Consolidated Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s credit facility, its ratio of current assets to current liabilities was 1.3 to 1.0, its ratio of Total Funded Debt to EBITDA was 2.9 to 1.0 and its ratio of EBITDA to Consolidated Interest Expense was 39.1 to 1.0 at December 31, 2012.

At December 31, 2012, the weighted average interest rate on outstanding credit facility borrowings was 2.8%, and the weighted average interest rate on outstanding term loan borrowings at December 31, 2012 was 7.9%. There were no outstanding borrowings at December 31, 2011.

The aggregate amount of the Partnership’s debt maturities is as follows (in thousands):

Years Ended December 31:
2013	$—
2014	75,425
2015	—
2016	276,000
2017	—
Thereafter	—

Total debt	$351,425

Cash payments for interest for the Partnership were $3.1 million for the year ended December 31, 2012. There were no cash payments for interest for the years ended December 31, 2011 and 2010, respectively.

NOTE 8 – DERIVATIVE INSTRUMENTS

The Partnership uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity and interest rate price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated combined balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated combined balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its consolidated combined balance sheets of $20.3 million and $29.9 million at December 31, 2012 and 2011, respectively. Of the $21.6 million of net gain in accumulated other comprehensive income within partners’ capital/equity on the Partnership’s consolidated combined balance sheet related to derivatives at December 31, 2012, if the fair values of the instruments remain at current market values, the Partnership will reclassify $11.3 million of gains to gas and oil production revenue on its consolidated combined statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $10.3 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated combined statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated combined balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Combined Balance Sheets	Net Amount of Assets Presented in the Consolidated Combined Balance Sheets
Offsetting Derivative Assets

As of December 31, 2012
Current portion of derivative assets	$14,248	$(1,974)	$12,274
Long-term portion of derivative assets	14,724	(5,826)	8,898
Long-term portion of derivative liabilities	800	(800)	—

Total derivative assets	$29,772	$(8,600)	$21,172

As of December 31, 2011
Current portion of derivative assets	$14,146	$(345)	$13,801
Long-term portion of derivative assets	21,485	(5,357)	16,128

Total derivative assets	$35,631	$(5,702)	$29,929

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Combined Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Combined Balance Sheets
Offsetting Derivative Liabilities

As of December 31, 2012
Current portion of derivative assets	$(1,974)	$1,974	$—
Long-term portion of derivative assets	(5,826)	5,826	—
Long-term portion of derivative liabilities	(1,688)	800	(888)

Total derivative liabilities	$(9,488)	$8,600	$(888)

As of December 31, 2011
Current portion of derivative liabilities	$(345)	$345	$—
Long-term portion of derivative liabilities	(5,357)	5,357	—

Total derivative liabilities	$(5,702)	$5,702	$—

The following table summarizes the gain or loss recognized in the Partnership’s consolidated combined statements of operations for effective derivative instruments for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011	2010
Gain recognized in accumulated OCI	$10,921	$35,156	$16,542
Gain reclassified from accumulated OCI into income	$(19,281)	$(10,542)	$(27,364)

The Partnership enters into commodity future option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. NGL fixed price swaps are priced based on a WTI crude oil index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

During 2012, the Partnership received approximately $4.5 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2015 through 2016. In conjunction with the early termination of these derivatives, the Partnership entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Partnership’s credit facility (see Note 7). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified into the Partnership’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

In March 2012, the Partnership entered into contracts which provided the option to enter into swap contracts (“swaptions”) up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 4). In connection with the swaption contracts, the Partnership paid premiums of $4.6 million, which represented the fair value of contracts on the date of the transaction and was initially recorded as a derivative asset on the Partnership’s consolidated combined balance sheet and was fully amortized as of June 30, 2012. For the year ended December 31, 2012, the Partnership recorded $4.6 million of amortization expense in other, net on the Partnership’s consolidated combined statements of operations related to the swaption contracts.

The Partnership recognized gains of $19.3 million, $10.5 million and $27.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, on settled contracts covering commodity production. These gains were included within gas and oil production revenue in the Partnership’s consolidated combined statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the years ended December 31, 2012, 2011 and 2010 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At December 31, 2012, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	22,729,700	$3.841	$6,646
2014	19,233,000	$4.203	3,292
2015	13,434,500	$4.265	442
2016	12,866,300	$4.386	(379)
2017	6,480,000	$4.648	126

			$10,127

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	5,520,000	$4.395	$5,334
2013	Calls sold	5,520,000	$5.443	(210)
2014	Puts purchased	3,840,000	$4.221	2,432
2014	Calls sold	3,840,000	$5.120	(813)
2015	Puts purchased	3,480,000	$4.234	2,170
2015	Calls sold	3,480,000	$5.129	(1,187)

				$7,726

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	3,180,000	$3.450	$767
2014	Puts purchased	1,800,000	$3.800	683
2015	Puts purchased	1,440,000	$4.000	676
2016	Puts purchased	1,440,000	$4.150	865

				$2,991

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	57,000	$90.871	$(134)
2014	21,000	$90.554	(43)

			$(177)

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	242,850	$91.532	$(398)
2014	180,000	$91.579	(104)
2015	165,000	$88.436	(251)
2016	39,000	$86.120	(76)
2017	36,000	$84.600	(75)

			$(904)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	Puts purchased	65,000	$90.000	$352
2013	Calls sold	65,000	$116.513	(83)
2014	Puts purchased	41,160	$84.169	336
2014	Calls sold	41,160	$113.308	(190)
2015	Puts purchased	29,250	$83.846	299
2015	Calls sold	29,250	$110.654	(193)

				$521

Total net assets				$20,284

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

Prior to its merger with Chevron on February 17, 2011, AEI monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business (see Note 3). AEI also monetized derivative instruments which were specifically related to the future natural gas and oil production of the limited partners of the Drilling Partnerships. At December 31, 2012, remaining hedge monetization cash proceeds of $10.9 million related to the amounts hedged on behalf of the Drilling Partnerships’ limited partners were included within cash and cash equivalents on the Partnership’s consolidated combined balance sheet, and the Partnership will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated combined balance sheets as of December 31, 2012 and 2011.

In June 2012, the Partnership entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At December 31, 2012, net unrealized derivative assets of $2.8 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

The derivatives payable to the Drilling Partnerships related to both the hedge monetization proceeds and future natural gas production of the Drilling Partnerships at December 31, 2012 and 2011 were included in the Partnership’s consolidated combined balance sheets as follows (in thousands):

	December 31,
	2012	2011
Current portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	$(10,748)	$(20,900)
Hedge contracts covering future natural gas production	(545)	—
Long-term portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	(205)	(15,272)
Hedge contracts covering future natural gas production	(2,224)	—

	$(13,722)	$(36,172)

At December 31, 2012, the Partnership had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), the Partnership is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnerships. The Partnership, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 8). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at December 31, 2012 and 2011 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Derivative assets, gross
Commodity swaps	$—	$15,859	$—	$15,859
Commodity puts	—	2,991	—	2,991
Commodity options	—	10,923	—	10,923

Total derivative assets, gross	—	29,773	—	29,773

Derivative liabilities, gross
Commodity swaps	—	(6,813)	—	(6,813)
Commodity puts	—	—	—	—
Commodity options	—	(2,676)	—	(2,676)

Total derivative liabilities, gross	—	(9,489)	—	(9,489)

Total derivatives, fair value, net	$—	$20,284	$—	$20,284

As of December 31, 2011
Derivative assets, gross
Commodity swaps	$—	$20,908	$—	$20,908
Commodity puts	—	—	—	—
Commodity options	—	14,723	—	14,723

Total derivative assets, gross	—	35,631	—	35,631

Derivative liabilities, gross
Commodity swaps	—	—	—	—
Commodity puts	—	—	—	—
Commodity options	—	(5,702)	—	(5,702)

Total derivative liabilities, gross	—	(5,702)	—	(5,702)

Total derivatives, fair value, net	$—	$29,929	$—	$29,929

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated combined balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The Partnership’s long-term debt consists of its outstanding borrowings under its revolving and term loan credit facilities. The carrying values of outstanding borrowings under the Partnership’s respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximate their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Management estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates. Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Years Ended December 31,
	2012		2011
	Level 3	Total	Level 3	Total
Asset retirement obligations	$16,568	$16,568	$713	$713

Total	$16,568	$16,568	$713	$713

Management estimates the fair value of the Partnership’s long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. For the years ended December 31, 2012 and 2011, the Partnership recognized $9.5 million and $7.0 million, respectively, of impairment of long-lived assets which were defined as a Level 3 fair value measurement (see Note 2 – Impairment of Long-Lived Assets)..

During the year ended December 31, 2012, the Partnership completed the acquisitions of certain oil and gas assets from Carrizo, Titan, Equal and DTE (see Note 4). The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Partnership’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 6). These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuation and are subject to change.

NOTE 10 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Drilling Partnerships. The Partnership conducts certain activities through, and a portion of its revenues are attributable to, the Drilling Partnerships. The Partnership serves as general partner and operator of the Drilling Partnerships and assumes customary rights and obligations for the Drilling Partnerships. As the general partner, the Partnership is liable for the Drilling Partnerships’ liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Drilling Partnerships. The Partnership is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

Relationship with APL. In the Chattanooga Shale, a portion of the natural gas produced by the Partnership is gathered and processed by APL. For the years ended December 31, 2012, 2011 and 2010, $0.4 million, $0.3 million and $0.6 million of gathering fees were paid by the Partnership to APL.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership leases office space and equipment under leases with varying expiration dates. Rental expense was $4.1 million, $1.9 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental commitments for the next five years are as follows (in thousands):

Years Ended December 31,
2013	$2,209
2014	1,780
2015	1,634
2016	1,337
2017	1,373
Thereafter	3,656

$11,989

The Partnership is the managing general partner of the Drilling Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by the Partnership, as managing general partner. The Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, the management of the Partnership believes that any liability incurred would not be material. Also, the Partnership has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the years ended December 31, 2012, 2011 and 2010, $6.3 million, $4.0 million and $10.9 million, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

As of December 31, 2012, the Partnership is committed to expend approximately $33.7 million, principally on drilling and completion expenditures.

Legal Proceedings

A subsidiary of the Partnership entered into two agreements with the EPA, effective on September 25, 2012, to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate, as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. The subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

On August 3, 2011, CNX Gas Company LLC (“CNX”) filed a lawsuit in the United States District Court for the Eastern District of Tennessee at Knoxville styled CNX Gas Company LLC vs. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC, and Scott Boruff, No. 3:11-cv-00362. On April 16, 2012 Atlas Energy Tennessee, LLC, an indirect wholly-owned subsidiary of the Partnership, was brought in to the lawsuit by way of Amended Complaint. On April 23, 2012, the Court dismissed Chevron Appalachia, LLC as a party on the grounds of lack of subject matter jurisdiction over that entity.

The lawsuit alleges that CNX entered into a Letter of Intent with Miller Energy Resources, Inc. (“Miller Energy”) for the purchase by CNX of certain leasehold interests containing oil and natural gas rights, representing around 30,000 acres in East Tennessee. The lawsuit also alleges that Miller Energy breached the Letter of Intent by refusing to close by the date provided and by allegedly entertaining offers from third parties for the same leasehold interests. Allegations of inducement of breach of contract and related claims are made by CNX against the remaining defendants, on the theory that these parties knew of the terms of the Letter of Intent and induced Miller Energy to breach the Letter of Intent. CNX is seeking $15.5 million in damages. The Partnership asserts that it acted in good faith and believes that the outcome of the litigation will be resolved in its favor.

The Partnership is also a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 12 – ISSUANCES OF UNITS

Equity Offerings

In November and December 2012, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from DTE, the Partnership sold an aggregate of 7,898,210 of its common limited partner units in a public offering at a price of $23.01 per unit, yielding net proceeds of approximately $174.5 million. The Partnership utilized the net proceeds from the sale to repay a portion of the outstanding balance under its revolving credit facility and $2.2 million under its term loan credit facility.

In July 2012, the Partnership completed the acquisition of certain proved reserves and associated assets in the Barnett Shale from Titan in exchange for 3.8 million Partnership common units and 3.8 million newly-created convertible Class B preferred units (which have an estimated collective value of $193.2 million, based upon the closing price of the Partnership’s publicly traded common units as of the acquisition closing date), as well as $15.4 million in cash for closing adjustments (see Note 4). The preferred units are voluntarily convertible to common units on a one-for-one basis within three years of the acquisition closing date at a strike price of $26.03 plus all unpaid preferred distributions per unit, and will be mandatorily converted to common units on the third anniversary of the issuance. While outstanding, the preferred units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution.

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

In April 2012, the Partnership completed the acquisition of certain oil and gas assets from Carrizo (see Note 4). To partially fund the acquisition, the Partnership sold 6.0 million of its common units in a private placement at a negotiated purchase price per unit of $20.00, for net proceeds of $119.5 million, of which $5.0 million was purchased by certain executives of the Partnership. The common units issued by the Partnership are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement stipulated that the Partnership would (a) file a registration statement with the SEC by October 30, 2012 and (b) cause the registration statement to be declared effective by the SEC by December 31, 2012. On July 11, 2012, the Partnership filed a registration statement with the SEC for the common units subject to the registration rights agreement in satisfaction of one of the requirements of the registration rights agreement noted previously. On August 28, 2012, the registration statement was declared effective by the SEC.

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

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner’s Class A Units
				(in thousands)	(in thousands)	(in thousands)
May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$—	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$—	$263
November 14, 2012	September 30, 2012	$0.43		$15,510	$1,652	$350

(1)	Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date ATLS’ exploration and production assets were transferred to the Partnership, to March 31, 2012.

On January 24, 2013, the Partnership declared a cash distribution of $0.48 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million and $1.8 million to the general partner and preferred limited partners, respectively, will be paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

NOTE 14 – BENEFIT PLAN

2012 Long-Term Incentive Plan

The Partnership’s 2012 Long-Term Incentive Plan (“2012 LTIP”), effective March 2012, provides incentive awards to officers, employees and directors and employees of the general partner and its affiliates, consultants and joint venture partners (collectively, the “Participants”) who perform services for the Partnership. The 2012 LTIP is administered by the board of the general partner, a committee of the board or the board (or committee of the board) of an affiliate (the “LTIP Committee”). Under the 2012 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 2,900,000 common limited partner units. At December 31, 2012, the Partnership had 2,463,976 phantom units, restricted units and restricted options outstanding under the 2012 LTIP with 436,024 phantom units, restricted units and unit options available for grant.

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

Phantom Units

Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property. Phantom units are subject to terms and conditions determined by the LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the LTIP Committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by the Partnership with respect to a common unit during the period that the underlying phantom unit is outstanding. Through December 31, 2012, phantom units granted under the 2012 LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the 2012 LTIP at December 31, 2012, 213,368 units will vest within the following twelve months. All phantom units outstanding under the 2012 LTIP at December 31, 2012 include DERs. During the year ended December 31, 2012, respectively, the Partnership paid $0.7 million with respect to the 2012 LTIP’s DERs. This amount was recorded as a reduction of partners’ capital on the Partnership’s consolidated combined balance sheet. No amounts were paid during the years ended December 31, 2011 and 2010, respectively, with respect to the DERs.

The following table sets forth the 2012 LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	949,476	24.76	—	—	—	—
Vested (1)	—	—	—	—	—	—
Forfeited	(1,000)	24.67	—	—	—	—

Outstanding, end of year(2)(3)	948,476	$24.76	—	$—	—	$—

Non-cash compensation expense recognized (in thousands)		$7,630		$—		$—

(1)	No phantom unit awards vested during the years ended December 31, 2012, 2011 and 2010.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at December 31, 2012 was $21.3 million.
(3)	There was $31,000 classified within liabilities on the Partnership’s consolidated combined balance sheet at December 31, 2012, representing 3,476 units, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $28.75 at December 31, 2012. No amounts were classified within liabilities on the Partnership’s consolidated combined balance sheet at December 31, 2011 and 2010.

At December 31, 2012, the Partnership had approximately $5.9 million in unrecognized compensation expense related to unvested phantom units outstanding under the 2012 LTIP based upon the fair value of the awards.

Unit Options

A unit option is the right to purchase a Partnership common unit in the future at a predetermined price (the exercise price). The exercise price of each option is determined by the LTIP Committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted. The LTIP Committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method by which the exercise price may be paid by the Participant. Unit option awards expire 10 years from the date of grant. Through December 31, 2012, unit options granted under the 2012 LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 378,875 unit options outstanding under the 2012 LTIP at December 31, 2012 that will vest within the following twelve months. No cash was received from the exercise of options for the years ended December 31, 2012, 2011 and 2010.

The following table sets forth the 2012 LTIP unit option activity for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	1,517,500	24.68	—	—	—	—
Exercised (1)	—	—	—	—	—	—
Forfeited	(2,000)	24.67	—	—	—	—

Outstanding, end of year(2)(3)	1,515,500	$24.68	—	$—	—	$—

Options exercisable, end of year(4)	—	—	—	—	—	—

Non-cash compensation expense recognized (in thousands)		$3,198		$—		$—

(1)	No options were exercised during the years ended December 31, 2012, 2011 and 2010.
(2)	The weighted average remaining contractual life for outstanding options at December 31, 2012 was 9.4 years.
(3)	There was no aggregate intrinsic value of options outstanding at December 31, 2012.
(4)	No options were exercisable at December 31, 2012, 2011 and 2010.

At December 31, 2012, the Partnership had approximately $6.0 million in unrecognized compensation expense related to unvested unit options outstanding under the 2012 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

Year Ended December 31, 2012
Expected dividend yield	5.9%
Expected unit price volatility	47.0%
Risk-free interest rate	1.0%
Expected term (in years)	6.25
Fair value of unit options granted	$6.10

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

NOTE 15 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Gas and oil production:
Revenues	$92,901	$66,979	$93,050
Operating costs and expenses	(26,624)	(17,100)	(23,323)
Depreciation, depletion and amortization expense	(47,000)	(27,430)	(36,668)
Asset impairment	(9,507)	(6,995)	(50,669)

Segment income (loss)	$9,770	$15,454	$(17,610)

Well construction and completion:
Revenues	$131,496	$135,283	$206,802
Operating costs and expenses	(114,079)	(115,630)	(175,247)

Segment income	$17,417	$19,653	$31,555

Other partnership management:(1)
Revenues	$43,232	$45,260	$44,797
Operating costs and expenses	(28,771)	(29,580)	(31,043)
Depreciation, depletion and amortization expense	(5,582)	(3,439)	(4,090)

Segment income	$8,879	$12,241	$9,664

Reconciliation of segment income (loss) to net income (loss) from continuing operations:
Segment income (loss):
Gas and oil production	$9,770	$15,454	$(17,610)
Well construction and completion	17,417	19,653	31,555
Other partnership management	8,879	12,241	9,664

Total segment income	36,066	47,348	23,609
General and administrative expenses(2)	(69,123)	(27,536)	(11,381)
Chevron transaction expense(2)	(7,670)	—	—
Gain (loss) on asset sales and disposal(2)	(6,980)	87	(2,947)
Interest expense(2)	(4,195)	—	—

Net income (loss)	$(51,902)	$19,899	$9,281

Capital expenditures:
Gas and oil production	$115,907	$38,362	$73,400
Other partnership management	1,864	3,223	17,200
Corporate and other	9,455	5,739	3,008

Total capital expenditures	$127,226	$47,324	$93,608

	December 31,
	2012	2011
Balance sheet
Goodwill:
Gas and oil production	$18,145	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$31,784	$31,784

Total assets:
Gas and oil production	$1,342,403	$558,865
Well construction and completion	62,472	41,442
Other partnership management	47,097	44,981
Corporate and other	46,980	57,078

	$1,498,952	$702,366

(1)	Includes revenues and expenses from well services, gathering and processing, administration and oversight and other, net that do not meet the quantitative threshold for reporting segment information.
(2)

The Partnership notes that gain (loss) on asset sales and disposal, general and administrative expenses, Chevron transaction expense and interest expense have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 16 – SUBSEQUENT EVENTS

Cash Distribution. On January 24, 2013, the Partnership declared a cash distribution of $0.48 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended December 31, 2012. The $23.6 million distribution, including $0.6 million and $1.8 million to the general partner and preferred limited partners, respectively, was paid on February 14, 2013 to unitholders of record at the close of business on February 6, 2013.

Senior Notes. On January 23, 2013, the Partnership issued $275.0 million of 7.75% senior unsecured notes due on January 15, 2021 (“7.75% Senior Notes”). The Partnership used the net proceeds of approximately $268.3 million, net of underwriting fees and other offering costs of $6.7 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of that outstanding under its revolving credit facility (see Note 7). Under the terms of the Partnership’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% Senior Notes to

$368.8 million. In connection with the retirement of its term loan credit facility and the reduction in its revolving credit facility borrowing base, the Partnership accelerated $2.2 million of amortization expense related to deferred financing costs in January 2013. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Partnership does not reinvest the net proceeds within 18 months. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a “make whole” redemption price as defined in the indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.

NOTE 17 – SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of the Partnership’s natural gas and oil reserve estimates was completed in accordance with its prescribed internal control procedures by its reserve engineers. The accompanying reserve information included below was derived from the reserve reports prepared for the Partnership’s annual Form 10-K for the years ended December 31, 2012 and 2011. For the periods presented, Wright and Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves related to the Partnership. The reserve information for the Partnership includes natural gas and oil reserves which are all located throughout the United States, primarily in Ohio, Oklahoma, Pennsylvania and Texas. The independent reserves engineer’s evaluation was based on more than 36 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. The Partnership’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by its Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 14 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by the Partnership’s senior engineering staff and management, with final approval by the Partnership’s Senior Vice President.

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last three years. Proved oil and gas reserves are those quantities of oil and gas, that by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows as of December 31, 2012, 2011 and 2010 were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2012, 2011 and 2010, including adjustments related to regional price differentials and energy content.

There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of oil and gas reserves included within the Partnership or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors, for their effects have not been proved.

Reserve quantity information and a reconciliation of changes in proved reserve quantities included within the Partnership are as follows (unaudited):

	Gas (Mcf)	Oil (Bbls) (1)	NGLs (Bbls) (1)
Balance, January 1, 2010	183,654,964	1,822,722	—
Extensions, discoveries and other additions(2)	64,776,600	—	—
Sales of reserves in-place	(9,241,358)	—	—
Purchase of reserves in-place	366,276	1,203	—
Transfers to limited partnerships	(8,824,000)	—	—
Revisions(3)	(41,580,400)	326,913	—
Production	(13,087,079)	(318,303)	—

Balance, December 31, 2010	176,065,003	1,832,535	—
Extensions, discoveries and other additions(2)	9,966,952	8,217	—
Sales of reserves in-place	(990)	—	—
Purchase of reserves in-place	586,662	2,216	—
Transfers to limited partnerships	(6,042,432)	—	—
Revisions(4)	(11,436,615)	77,661	—
Production	(11,462,149)	(274,330)	—

Balance, December 31, 2011	157,676,431	1,646,299	—
Extensions, discoveries and other additions(2)	6,756,817	10,688	—
Sales of reserves in-place	—	—	—
Purchase of reserves in-place	462,504,519	7,485,998	16,212,356
Transfers to limited partnerships	—	—	—
Revisions(5)	(27,760,192)	(153,413)	206,091
Production	(25,403,318)	(120,736)	(356,550)

Balance, December 31, 2012	573,774,257	8,868,836	16,061,897

Proved developed reserves at:
January 1, 2010	140,392,057	1,785,712	—
December 31, 2010	137,393,017	1,832,535	—
December 31, 2011	138,403,225	1,638,083	—
December 31, 2012	338,655,324	3,400,447	7,884,778

Proved undeveloped reserves at:
January 1, 2010	43,262,907	37,010	—
December 31, 2010	38,671,986	—	—
December 31, 2011	19,273,206	8,216	—
December 31, 2012	235,118,932	5,468,389	8,177,120

(1)	Oil includes NGL information for the years ended December 31, 2011 and 2010, which was less than 500 MBbls.
(2)	Principally includes increases of proved reserves due to the addition of Marcellus wells.
(3)	Represents a downward revision, and related impairment charge, related to the Partnership’s shallow natural gas wells in Pennsylvania and Ohio, principally due to the reduction of drilling plans in the Clinton/Medina and Upper Devonian formations over the next five years.
(4)	Represents a downward revision of proved undeveloped reserves in the New Albany Shale due to the reduction of certain drilling plans related to the Partnership’s shallow natural gas wells, as well as a downward revision and related impairment charge related to the Partnership’s shallow natural gas wells in Colorado.
(5)

Represents a downward revision and related impairment charge related to the Partnership’s shallow natural gas wells in Michigan and Colorado due to declines in the average 1st day of the month price for the year ended December 31, 2012 as compared with the year ended December 31, 2011.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to oil and gas producing activities of the Partnership during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011
Natural gas and oil properties:
Proved properties	$1,468,886	$892,907
Unproved properties	292,053	43,253
Support equipment	13,110	9,413

	1,774,049	945,573
Accumulated depreciation, depletion and amortization	(504,625)	(451,924)

Net capitalized costs	$1,269,424	$493,649

Results of Operations from Oil and Gas Producing Activities. The results of operations related to the Partnership’s oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues	$92,901	$66,979	$93,050
Production costs	(26,624)	(17,100)	(23,323)
Depreciation, depletion and amortization	(47,000)	(27,430)	(36,668)
Asset impairment(1)	(9,507)	(6,995)	(50,669)

	$9,770	$15,454	$(17,610)

(1)	During the year ended December 31, 2012, the Partnership recognized $9.5 million of impairment related to its shallow natural gas wells in the Antrim and Niobrara Shales. During the year ended December 31, 2011, the Partnership recognized $7.0 million of impairment related to its shallow natural gas wells in the Niobrara Shale. During the year ended December 31, 2010, the Partnership recognized $50.7 million of impairment related to its shallow natural gas wells in the Chattanooga and Upper Devonian shales.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Partnership in its oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Property acquisition costs:
Proved properties	$528,684	$9,199	$3,007
Unproved properties	213,638	323	2,259
Exploration costs(1)	1,026	1,156	—
Development costs	83,538	29,809	74,821

Total costs incurred in oil & gas producing activities	$826,886	$40,487	$80,087

(1)	There were no exploratory wells drilled during the years ended December 31, 2012, 2011 and 2010.

The following schedule presents the standardized measure of estimated discounted future net cash flows relating to the Partnership’s proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the years ended December 31, 2012, 2011 and 2010, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels and includes the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Future cash inflows	$2,930,514	$949,286	$1,045,725
Future production costs	(1,185,084)	(425,493)	(464,392)
Future development costs	(441,423)	(27,266)	(35,357)

Future net cash flows	1,304,007	496,527	545,976

	Years Ended December 31,
	2012	2011	2010
Less 10% annual discount for estimated timing of cash flows	(680,331)	(276,668)	(309,346)

Standardized measure of discounted future net cash flows	$623,676	$219,859	$236,630

The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves (in thousands), including amounts related to asset retirement obligations. Since the Partnership allocates taxable income to its owner, no recognition has been given to income taxes:

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$219,859	$236,630	$178,818
Increase (decrease) in discounted future net cash flows:
Sales and transfers of oil and gas, net of related costs	(54,969)	(46,304)	(51,522)
Net changes in prices and production costs	(87)	(34)	41,978
Revisions of previous quantity estimates	(6,378)	757	21,598
Development costs incurred	575	1,842	7,565
Changes in future development costs	—	(3,591)	(803)
Transfers to limited partnerships	—	(8,022)	(4,148)
Extensions, discoveries, and improved recovery less related costs	64	14,923	54,887
Purchases of reserves in-place	510,467	736	492
Sales of reserves in-place	—	(1)	(12,254)
Accretion of discount	21,986	23,663	17,882
Estimated settlement of asset retirement obligations	(2,823)	(3,105)	(6,074)
Estimated proceeds on disposals of well equipment	3,806	3,363	2,227
Changes in production rates (timing) and other	(68,824)	(998)	(14,016)

Outstanding, end of year	$623,676	$219,859	$236,630

NOTE 18 – QUARTERLY RESULTS (Unaudited)

	Fourth Quarter(1)	Third Quarter(1)	Second Quarter(1)	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2012:
Revenues	$84,740	$74,743	$37,045	$71,101
Net income (loss) attributable to owner’s interest, common limited partners and the general partner	$(20,750)	$(11,300)	$(16,707)	$(6,208)
Portion applicable to owner’s interest (period prior to the transfer of assets on March 5, 2012)	—	—	—	(250)

Net income (loss) attributable to common limited partners and the general partner’s interests (period subsequent to the transfer of assets on March 5, 2012)	$(20,750)	$(11,300)	$(16,707)	$(6,458)

Net income (loss) attributable to common unitholders per unit:
Basic	$(0.53)	$(0.32)	$(0.54)	$(0.24)

Diluted	$(0.53)	$(0.32)	$(0.54)	$(0.24)

(1)

For the second, third and fourth quarters of the year ended December 31, 2012, approximately 420,000, 898,000 and 945,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive. For the third and fourth quarters of the year ended December 31, 2012, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2011:
Revenues	$97,475	$63,590	$40,013	$46,444
Net income (loss) attributable to owner’s interest, common limited partners and the general partner	$(4,741)	$9,400	$7,775	$7,465
Portion applicable to owner’s interest (period prior to the transfer of assets on March 5, 2012)	4,741	(9,400)	(7,775)	(7,465)

Net income (loss) attributable to common limited partners and the general partner’s interests (period subsequent to the transfer of assets on March 5, 2012)	$—	$—	$—	$—

Net income (loss) attributable to common unitholders per unit:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, excluding assets acquired from Titan and DTE. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded, due to the timing, size, and complexity, the operations of our newly acquired assets from Titan and DTE, which were acquired in July 2012 and December 2012, respectively, from our December 31, 2012 Sarbanes-Oxley 404 review (see “Item 8: Financial Statements and Supplementary Data – Note 4”). In connection with these acquisitions, we entered into transition services agreements with the previous owners. As a result, we did not begin to perform substantially all accounting control functions related to our Titan acquisition until January 1, 2013 and will not begin to perform accounting control functions related to our DTE acquisition until March 1, 2013. Titan and DTE constituted 15% and 18%, respectively, of our total assets and 4% and less than 1%, respectively, of our total revenues for the year ended December 31, 2012. We are continuing to integrate these systems’ historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or the acquired systems’ historical internal controls over financial reporting in future fiscal reporting periods. In April 2012, we acquired certain assets from Carrizo, which have been fully integrated into our existing internal control environment. Other than the previously mentioned items, there have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Resource Partners, L.P.

We have audited the internal control over financial reporting of Atlas Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (collectively the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Titan and DTE, wholly-owned subsidiaries, whose financial statements reflect aggregate total assets and revenues constituting 33% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. As indicated in Management’s Report, Titan and DTE were acquired during 2012, and therefore, management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Titan and DTE.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated combined financial statements of the Partnership as of and for the year ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

February 28, 2013

124

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

As set forth in our partnership governance guidelines and in accordance with NYSE listing standards, the non-management members of our general partner’s board of directors meet in executive session regularly without management. The board member who presides at these meetings rotates each meeting. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chair of our audit committee, Jeffrey Key. Correspondence to Mr. Key should be marked “Confidential” and sent to Mr. Key’s attention, c/o Atlas Resource Partners, L.P., 1845 Walnut Street, 10th Floor, Philadelphia, Pennsylvania 19103.

The independent board members comprise all of the members of the managing board’s committees: the conflicts committee, the audit committee and the environmental, health and safety committee. The conflicts committee has the authority to review specific matters as to which the managing board believes there may be a conflict of interest to determine if the resolution of the conflict proposed by our general partner is fair and reasonable to us. The audit committee reviews the external financial reporting by our management, the audit by our independent public accountants, the procedures for internal auditing and the adequacy of our internal accounting controls. The environmental, health and safety committee monitors our policies and management systems in place with respect to environment, health and safety and related matters consistent with prudent exploration and production industry practices.

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, personnel employed by Atlas Energy manage and operate our business. Some of the officers of our general partner may spend a substantial amount of time managing the business and affairs of Atlas Energy and its affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its services apart from its general partner and incentive distributions. We reimburse our general partner and its affiliates, including Atlas Energy, for all expenses incurred on our behalf. These expenses include the costs of employee, officer and board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner as determined by our general partner in its sole discretion, and does not set any aggregate limit on such reimbursements. Our general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business.

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Edward E. Cohen	74	Chairman of the Board and Chief Executive Officer
Jonathan Z. Cohen	42	Vice Chairman of the Board
Matthew A. Jones	51	President, Chief Operating Officer and Director
Anthony Coniglio	44	Director
DeAnn Craig	61	Director
Jeffrey C. Key	47	Director
Bruce Wolf	64	Director
Sean P. McGrath	41	Chief Financial Officer
Mark D. Schumacher	50	Executive Vice President
Daniel C. Herz	36	Senior Vice President of Corporate Development & Strategy
Freddie M. Kotek	57	Senior Vice President of Investment Partnership Division
Lisa Washington	45	Chief Legal Officer and Secretary
Jeffrey C. Simmons	54	Senior Vice President of Operations
Jerry Dominey	59	Vice President of Exploration and Chief Geologist
Brad O. Eubanks	55	Vice President of Land
Roger R. Myers	55	Vice President of Completion Services
Jack Crook	54	Vice President of Environment, Health and Safety
Dana Greathouse	57	Vice President of Drilling
Daniel Kortum	63	Vice President of Energy Marketing
Joel S. Heiser	46	General Counsel and Assistant Secretary
Jeffrey M. Slotterback	30	Chief Accounting Officer

Edward E. Cohen has been the Chairman of the Board and Chief Executive Officer of our general partner since February 2012. Mr. Cohen was the Chairman of the Board of Atlas Energy’s general partner from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen has served on the executive committee of Atlas Energy’s general partner since 2006. Mr. Cohen also was the Chairman of the Board and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until the consummation of the Chevron Merger in February 2011 (the “Chevron Merger”) and also served as its President from September 2000 to October 2009. Mr. Cohen has been the Executive Chair of the managing board of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”), since its formation in 1999. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. In addition, Mr. Cohen has been Chair of the board of directors of Resource America, Inc. (a publicly-traded specialized asset management company) since 1990 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chair of the board of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in September 2005 until November 2009 and currently serves on its board; and chair of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board of our general partner creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has served as the Vice Chairman of the Board of our general partner since February 2012. Mr. Cohen has served as Executive Chairman of the Board of Atlas Energy’s general partner since January 2012. Before that, he served as Chairman of the Board of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the Board of its general partner from its formation in January 2006 until February 2011. Mr. Cohen has served as chairman of the executive committee of Atlas Energy’s general partner since 2006. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until the consummation of the Chevron Merger in February 2011. Mr. Cohen has been the Executive Vice Chair of the managing board of Atlas Pipeline GP since its formation in 1999. Mr. Cohen was the Vice Chairman of the board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. Mr. Cohen has been a senior officer of Resource America, Inc. (a publicly-traded specialized asset management company) since 1998, serving as the Chief Executive Officer since 2004, President since 2003 and a director since 2002. Mr. Cohen has been Chief Executive Officer, President and a director of Resource Capital Corp. since its formation in 2005. Mr. Cohen is a son of Edward E. Cohen. Mr. Cohen’s extensive knowledge of the company resulting from his long length of service with the company and its predecessors, as well as his strong financial and industry experience, allow him to contribute valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board of our general partner creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus and raising debt and equity for such entities provides him with extensive experience and contacts that are valuable to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to our general partner’s Board to assist with our growth, operations and development. Mr. Cohen is able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

Matthew A. Jones has served as President, Chief Operating Officer and Director of our general partner since March 2012. Mr. Jones has served as a Senior Vice President of Atlas Energy’s general partner and President and Chief Operating Officer of the exploration and production division of Atlas Energy’s general partner since February 2011. Mr. Jones was Chief Financial Officer of Atlas Energy, Inc. from March 2005 until February 2011 and Executive Vice President of Atlas Energy, Inc. from October 2009 until February 2011. Mr. Jones was Chief Financial Officer of Atlas Energy Resources, LLC and Atlas Energy Management, Inc. from June 2006 until February 2011. Mr. Jones served as Chief Financial Officer of Atlas Energy GP, LLC from January 2006 until September 2009 and served as a member of the Board of Directors of Atlas Energy GP, LLC from February 2006 to February 2011. Mr. Jones served as Chief Financial Officer of Atlas Pipeline Partners GP, LLC from March 2005 to September 2009. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director, and in its Energy Investment Banking Group from 1999 to 2005. Mr. Jones is a Chartered Financial Analyst. Mr. Jones brings extensive financial and operational knowledge to our company and to the board of directors of our general partner, derived from his long background of service to our predecessors.

Anthony Coniglio has served as a director of our general partner since March 2012. Since June 2011, Mr. Coniglio has focused his efforts on founding Elevation Home Loans, LLC, a start-up residential mortgage origination and servicing company, for which he has served as Chief Executive Officer since September 2011. From August 1997 until June 2011, Mr. Coniglio held various positions with J.P. Morgan Securities LLC and Chase Securities, Inc. (J.P. Morgan’s predecessor firm). From April 2004 through June 2011, Mr. Coniglio was a Managing Director at J.P. Morgan Securities LLC and served as co-head of the Specialty Finance and Asset Management Investment Banking Group. Prior to his tenure at J.P. Morgan, Mr. Coniglio was a Vice President in the Structured Finance Group at CIBC from July 1993 to August 1997. From January 1991 until July 1993, Mr. Coniglio was employed as a Certified Public Accountant with PricewaterhouseCoopers LLP. He has extensive financial services experience, including a deep understanding of the banking, consumer finance and commercial finance industries. Mr. Coniglio brings a comprehensive knowledge of corporate finance, structured finance, capital markets, accounting, credit and treasury matters to the board of directors of our general partner. Mr. Coniglio is able to draw upon these diverse experiences to provide guidance with respect to accounting matters as well as financial markets and financing transactions.

Dolly Ann (“DeAnn”) Craig has served as a director of our general partner since March 2012. Dr. Craig served as a consultant to Atlas Energy from April 2011 to January 2012. Dr. Craig is an Adjunct Professor in the Petroleum Engineering Department of the Colorado School of Mines since January 2009 and serves as a member of the Colorado Oil and Gas Conservation Commission since March 2009. Dr. Craig was the Senior Vice President – Asset Assessment with CNX Gas Corporation from September 2007 until February 2009. Previously, she served as President of Phillips Petroleum Resources, a Canadian subsidiary of Phillips Petroleum, and Manager of Worldwide Drilling and Production of Phillips Petroleum from July 1992 to October 1996. Dr. Craig has been a director for Samson Oil & Gas Limited since July 2011 and is the chairperson of its audit committee as well as a member of its compensation committee. Dr. Craig serves as chair of our general partner’s environmental, health and safety committee. Dr. Craig is a Registered Professional Engineer in the State of Colorado. Dr. Craig is a Past-President of the Society of Petroleum Engineers (SPE) and currently serves as the Treasurer for the Society of Petroleum Engineers’ Foundation. She is also a Past-President of the American Institute of Mining, Metallurgical, and Petroleum Engineers (AIME). Dr. Craig brings to the board of directors of our general partner a strong technical and operational background and practical expertise in issues relating to exploration and production activities. Dr. Craig’s experience, particularly her background in petroleum engineering, and her knowledge of the Company resulting from her work as a consultant to the Company, benefits the Board. In addition, Dr. Craig provides leadership to the board of directors of our general partner with respect to energy policy issues, owing to her experience as a member of the Colorado Oil and Gas Conservation Commission.

Jeffrey C. Key has served as a director of our general partner since February 2012. Mr. Key is Vice President, Corporate Development for Tekelec (a supplier of telecommunications equipment) and has been with Tekelec since March 2004. From March 2002 to March 2004, Mr. Key was the Managing Partner of his own consulting firm, Key Technology Partners, LLC, which provided strategy development and planning services to communications and networking technology companies. From 2000 to 2002, Mr. Key was a Managing Director of Investment Banking at Bear, Stearns & Co. Inc. Mr. Key served as an independent member of the board and a member of the audit committee of Atlas Energy from 2006 until February 2011. Mr. Key has extensive experience in finance, financial statement analysis, strategic planning and growth projects, complemented by investment experience. Mr. Key brings a strong finance and accounting background to the board of directors of our general partner, and, as a “financial expert,” serves as the chair of the audit committee. His experience enables him to provide insight into the capital markets and corporate finance issues. In addition, Mr. Key’s wealth of finance and planning experience are valuable in analyzing capital needs and evaluating capital alternatives.

Bruce Wolf has served as a director of our general partner since March 2012. Mr. Wolf has been President of Homard Holdings, LLC (a wine manufacturer and distributor) since September 2003. Mr. Wolf has been of counsel with Picadio, Sneath, Miller & Norton, P.C., Pittsburgh, PA, since May 2003. Additionally, since June 1999, Mr. Wolf served as an independent consultant in connection with energy and securities matters, conducting research and providing expert testimony and litigation support. Mr. Wolf’s experience with our business began in the 1980’s. Mr. Wolf was a Senior Vice President of Atlas America, Inc. from October 1998 to May 1999 and, before that, Secretary and General Counsel of Atlas Energy Group from 1980. Mr. Wolf is a seasoned energy company director, having served as an independent member of the board of Atlas Energy Resources, LLC from December 2006 until September 2009. Mr. Wolf also served on the board Atlas Energy, Inc. from September 2009 until February 2011. Mr. Wolf serves as chair of our general partner’s conflicts committee. Having served on boards of the Company’s affiliates for the past five years and having worked for Atlas entities for 19 years, Mr. Wolf is very familiar with our business and the challenges and material risks we face. The Board benefits from Mr. Wolf’s combined extensive knowledge of the energy industry coupled with his strong legal and financial knowledge.

Sean P. McGrath has served as Chief Financial Officer of our general partner since February 2012. Mr. McGrath has served as Chief Financial Officer of Atlas Energy’s general partner since February 2011. Mr. McGrath was Chief Accounting Officer of Atlas Energy, Inc. and Chief Accounting Officer of Atlas Energy Resources, LLC from December 2008 until February 2011. Mr. McGrath served as Chief Accounting Officer of Atlas Energy GP, LLC from January 2006 until November 2009 and as Chief Accounting Officer of Atlas Pipeline Partners GP, LLC from May 2005 until November 2009. Mr. McGrath was Controller of Sunoco Logistics Partners L.P. (a publicly-traded partnership that transports, terminals and stores refined products and crude oil) from 2002 until 2005. Mr. McGrath is a Certified Public Accountant.

Mark D. Schumacher has served as Executive Vice President of our general partner since July 2012. From August 2008 to July 2012, Mr. Schumacher served as President of Titan Operating, LLC, which we acquired in July 2012. From November 2006 until August 2008, Mr. Schumacher served as President of Titan Resources, LLC, which built an acreage position in the Barnett Shale that it sold to XTO Energy in October 2008. From February 2005 to November 2006, Mr. Schumacher served as the Team Lead of EnCana Oil & Gas (USA) Inc. where he was responsible for Encana’s Barnett Shale development. Mr. Schumacher was an engineer with Union Pacific Resources from 1984 to 2000. Mr. Schumacher has over 28 years of experience in drilling, production and reservoir engineering management, operations and business development in East Texas, Austin Chalk, Barnett Shale, Mid-Continent, the Rockies, the Gulf of Mexico, Latin America and Canada

Daniel C. Herz has served as Senior Vice President of Corporate Development and Strategy of our general partner since March 2012. Mr. Herz has served as Senior Vice President of Corporate Development and Strategy of Atlas Energy’s general partner since February 2011. Mr. Herz has been Senior Vice President of Corporate Development of Atlas Pipeline Partners GP, LLC since August 2007. He also was Senior Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Energy Resources, LLC from August 2007 until February 2011. Before that, Mr. Herz was Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC from December 2004 and of Atlas Energy’s general partner from January 2006. Prior to joining Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC, Mr. Herz was an investment banker with Banc of America Securities from 1999 to 2003.

Freddie M. Kotek has served as Senior Vice President of our general partner since March 2012. Mr. Kotek has served as Senior Vice President of the Investment Partnership Division of Atlas Energy’s general partner since February 2011. Mr. Kotek was an Executive Vice President of Atlas Energy, Inc. from February 2004 until February 2011 and served as a director from September 2001 until February 2004. Mr. Kotek also was Chief Financial Officer of Atlas Energy, Inc. from February 2004 until March 2005. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001 and Chief Executive Officer and President since January 2002. Mr. Kotek was a Senior Vice President of Resource America, Inc. from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly owned subsidiary of Resource America, Inc.) from 1995 until May 2004.

Lisa Washington has served as Chief Legal Officer and Secretary of our general partner since February 2012. Ms. Washington has served as Vice President, Chief Legal Officer and Secretary of Atlas Energy’s general partner since February 2011. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy GP, LLC from January 2006 to October 2009 and as a Senior Vice President from October 2008 to October 2009. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC from November 2005 to October 2009, a Senior Vice President from October 2008 to October 2009 and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy, Inc. from November 2005 until February 2011, a Senior Vice President from October 2008 until February 2011, and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy Resources, LLC from 2006 until February 2011, a Senior President from July 2008 until February 2011 and a Vice President from 2006 until July 2008. From 1999 to 2005, Ms. Washington was an attorney in the business department of the law firm of Blank Rome LLP.

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

Jerry Dominey has served as Vice President of Exploration and Chief Geologist of our general partner since March 2012. Mr. Dominey has served as Vice President of Exploration and Chief Geologist of Atlas Energy’s general partner since September 2011. Prior to joining Atlas Energy GP, LLC, Mr. Dominey served in many roles during his 32 year career with Royal Dutch Shell, including serving as the Team Leader/Manager of Unconventional New Opportunities at Shell Exploration and Production Company and serving in its International New Business Development division. From 1999 to 2000, he worked as Geologic Advisor for PDO in Oman. From 1993 to 1999, he was Team Leader/Seismic Interpreter for Shell Angola E&P and Senior Geologist for Shell China. Mr. Dominey worked for Pecten International from 1988 to 1993 as Senior Geologist/Geophysicist. From 1979 to 1988, he worked as a Senior Geologist for Shell Western E&P and Shell Offshore, Inc.

Brad O. Eubanks has served as Vice President of Land of our general partner since March 2012. Mr. Eubanks has served as Vice President of Land of Atlas Energy’s general partner since August 2011. Mr. Eubanks began his career with Shell Oil Company in 1970 as a Landman. From 1986 until 1998, he served as a District Land Manager for various regions of the country for Shell Oil. In 1998, he became Manager of Land and Acquisitions for Shell Louisiana Company. In 2001, he became Team Lead – Rockies for Shell Exploration & Production, Inc., and from December 2009 to July 2011, he served as Team Leader-Gulf of Mexico for Shell Offshore, Inc. Mr. Eubanks has served on the American Association of Professional Landmen’s board of directors from 2001 to 2011 and is a Certified Professional Landman.

Roger R. Myers has served as Vice President of Completion Services of our general partner since March 2012. Mr. Myers has served as Vice President of Completion Services of Atlas Energy’s general partner since July 2011. Mr. Myers was the Manager of Completions – Unconventional Resources for EXCO Resources (PA), LLC from April 2008 until March 2011. From June 1998 until March 2008, he worked as the Northeast Region Technical Manager for BJ Services Company, U.S.A. and from February 1992 until June 1998, he was the Vice President Engineering and R & D for Clearwater, Inc. He joined Halliburton Services in August 1979 and served as an EIT, Field Engineer, Senior Field Engineer, Ohio Technical Advisor until he served as an Assistant District Manager from July 1990 until December 1991.

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

Jeffrey M. Slotterback has served as Chief Accounting Officer of our general partner since March 2012. Mr. Slotterback has served as Chief Accounting Officer of Atlas Energy’s general partner since March 2011. Mr. Slotterback was the Manager of Financial Reporting for Atlas Energy, Inc. from July 2009 until February 2011 and then served as the Manager of Financial Reporting for Atlas Energy GP, LLC from February 2011 until March 2011. Mr. Slotterback served as Manager of Financial Reporting for both Atlas Energy GP, LLC and Atlas Pipeline Partners GP, LLC from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports.

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal year 2012 our executive officers, directors of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements except for Mr. Kotek who inadvertently filed one Form 3 late.

Committees of the Board of Directors of our General Partner

The standing committees of the board of directors of our general partner are the audit committee, the conflicts committee and the environmental, health and safety committee. As discussed in Item 11 – Executive Compensation, neither we nor the board of directors of our general partner had a compensation committee for the year ended December 31, 2012. Compensation of Atlas Energy’s senior executives who provide services to us is determined by Atlas Energy’s compensation committee.

Audit Committee. The audit committee’s duties include recommending to the board of directors of our general partner the independent public accountants to audit our financial statements and establishing the scope of, and overseeing, the annual audit. The committee also approves any other services provided by public accounting firms. The audit committee provides assistance to the board of directors of our general partner in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of internal audit function. The audit committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that our management and the board of directors of our general partner have established. In doing so, it is the responsibility of the audit committee to maintain free and open communication between the committee and the independent auditors, internal accounting function and our management. All of the members of the audit committee meet the independence standards established by the NYSE and the Securities Exchange Act of 1934. The board of directors of our general partner has adopted a written charter for the audit committee. The members of the audit committee are Mr. Coniglio, Mr. Key and Mr. Wolf. Mr. Key is the chairman of the audit committee and the board of directors of our general partner has determined that Mr. Key is an “audit committee financial expert,” as defined by SEC rules.

Conflicts Committee. The conflicts committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest. The conflicts committee determines if the conflict of interest has been resolved in accordance with our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe to us or our unitholders. Members of the conflicts committee must not be an officer or employee of our general partner or an officer, director or employee of any of our general partner’s affiliates, must not own any ownership interest in us or our general partner other than our common units and other awards granted to such director under our equity compensation plans, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The members of the conflicts committee are Mr. Coniglio, Mr. Key and Mr. Wolf, and Mr. Wolf is the chairman of the committee.

Environmental, Health and Safety Committee. The environmental, health and safety committee assists the board of directors of our general partner in determining whether we have appropriate policies and management systems in place with respect to environment, health and safety and related matters. The committee monitors the adequacy of our policies and management for addressing environmental, health and safety matters consistent with prudent exploration and production industry practices. The environmental, health and safety committee monitors and reviews compliance with applicable environmental, health and safety laws, rules and regulations. The committee reviews actions taken by management with respect to deficiencies identified or improvements recommended. The members of the environmental, health and safety committee are Dr. Craig and Mr. Wolf. William Mr. Karis, a director of Atlas Energy’s general partner, participates as a liaison on the committee for Atlas Energy. Dr. Craig serves as chair of the committee.

Code of Business Conduct and Ethics, Partnership Governance Guidelines and Audit Committee Charter

We have adopted a code of business conduct and ethics that applies to the principal executive officer, principal financial officer and principal accounting officer of our general partner, as well as to persons performing services for us generally. We have also adopted partnership governance guidelines and a charter for the audit committee. We will make a printed copy of our code of ethics, our partnership governance guidelines and audit committee charter available to any unitholder who so requests. Requests for print copies may be directed to us as follows: Atlas Resource Partners, L.P., Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, Pennsylvania 15275-1011, Attention: Secretary. The code of business conduct and ethics, the partnership governance guidelines and the audit committee charter are also posted, and any waivers we grant to our code of business conduct and ethics will be posted, on our website at www.atlasresourcepartners.com.

Role in Risk Oversight

General

The Board’s role in risk oversight recognizes the multifaceted nature of risk management. The Board has empowered several Board committees with aspects of risk oversight. We administer our risk oversight function through our audit committee which monitors material enterprise risks and our environmental, health and safety committee. In order to assist in its oversight function, the audit committee oversaw the creation of the enterprise risk management committee consisting of senior officers from our various divisions that are responsible for day-to-day risk oversight. It meets with the members of the enterprise risk management committee as needed to discuss our risk management framework and related areas. The audit committee also reviews any major transactions or decisions affecting our risk profile or exposure, and reviews with counsel legal compliance and legal matters that could have a significant impact on our financial statements. Our audit committee also oversees our internal audit function and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. Our audit committee incorporates its risk oversight function into its regular reports to the board of directors of our general partner. The environmental, health and safety committee assists in determining whether appropriate policies and management systems are in place with respect to environment, health and safety and related matters and monitors and reviews compliance with applicable environmental, health and safety laws, rules and regulations. Our environmental, health and safety committee reviews actions taken by management with respect to deficiencies identified or improvements recommended.

In addition to our audit committee and environmental, health and safety committee’s role in overseeing risk management, the full board of directors of our general partner regularly engages in discussions of the most significant risks that we face and how these risks are being managed. Our general partner’s senior executives will provide regular updates about our strategies and objectives and the risks inherent within them at board and committee meetings and in regular reports. Board and committee meetings will also provide a venue for directors to discuss issues of concern with management. The Board and committees may call special meetings when necessary to address specific issues or matters that should be addressed before the next regularly scheduled meeting. In addition, our directors have access to our management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues will attend board meetings to provide additional insight into items being discussed, including risk exposures.

Compensation Programs

Atlas Energy’s compensation policies and programs are intended to encourage those employees who provide services to us to remain focused on both our short-term and long-term goals. Annual incentives are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance and/or that of the divisions for which the officer is responsible. Atlas Energy believes that the focus on revenue growth and distributable cash flow in making incentive bonus awards and unit price performance in granting equity awards provides a check on excessive risk taking. Our Code of Business Conduct and Ethics, which applies to all officers and directors, further seeks to mitigate the potential for inappropriate risk taking. We also prohibit hedging transactions involving our units so our officers and directors cannot insulate themselves from the effects of our unit price performance.

Atlas Energy’s compensation committee, together with senior management, also reviews compensation programs and benefits plans affecting employees generally (in addition to those applicable to our executive officers), and Atlas Energy has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Atlas Energy also believes that its incentive compensation arrangements provide incentives that do not encourage risk-taking beyond its ability to effectively identify and manage significant risks; are compatible with effective internal controls and its and our risk management practices; and are supported by the oversight and administration of Atlas Energy’s compensation committee with regard to executive compensation programs.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In February 2011, following the consummation of the Chevron Merger, Atlas Energy formed its compensation committee, which is responsible for assisting our board of directors in carrying out its responsibilities with respect to compensation policies and decisions. We do not directly compensate our NEOs. Atlas Energy allocates the compensation of our executive officers between activities on behalf of us and activities on behalf of itself and its other affiliates based upon an estimate of the time spent by such persons on activities for us and for Atlas Energy and its other affiliates. Because Atlas Energy employs our NEOs, its compensation committee, comprised solely of Atlas Energy independent directors, is responsible for designing our compensation objectives and methodology, and evaluating the compensation to be paid to our general partner’s CEO, CFO and the three other most highly-compensated executive officers, whom we refer to as our “Named Executive Officers” or “NEOs.” The compensation committee is also responsible for administering our employee benefit plans, including our incentive plans.

Compensation Objectives

The Atlas Energy compensation committee believes that our compensation program must support our business strategy, be competitive, and provide both significant rewards for outstanding performance and clear financial consequences for underperformance. It also believes that a significant portion of the NEOs’ compensation should be “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based on individual and company accomplishment. Accounting and cost implications of compensation programs are considered in program design; however, the essential consideration is that a program is consistent with our business needs.

Compensation Methodology

Atlas Energy’s compensation committee makes its determination on compensation amounts shortly after the close of its (and our) fiscal year. In the case of base salaries, the committee recommends the amounts to be paid for the new fiscal year. In the case of annual bonus and long-term incentive compensation, the committee determines the amount of awards based on the most recently concluded fiscal year. We typically pay cash awards and issue equity awards in February of each year, although the compensation committee has the discretion to recommend salary adjustments and the issuance of equity awards at other times during the fiscal year. In addition, our NEOs also receive equity-based awards from Atlas Energy.

Each year, our Chief Executive Officer (“CEO”) who also serves as the CEO of Atlas Energy’s general partner, provides Atlas Energy’s compensation committee with key elements of Atlas Energy’s performance as well as its and our NEOs’ performance during the year. Our CEO makes recommendations to the compensation committee regarding the salary, bonus, and incentive compensation component of each NEO’s total compensation. Our CEO, at the compensation committee’s request, may attend committee meetings solely to provide insight into Atlas Energy’s performance, its and our NEOs’ performance (other than his performance), as well as the performance of other comparable companies in the same industry.

Role of Compensation Consultant

In 2011, following the Chevron Merger, Atlas Energy’s compensation committee engaged Mercer (US) Inc., an independent compensation consulting firm, to provide market data for equity awards to be made to Atlas Energy’s NEOs. The compensation committee retained Mercer again in 2012 to evaluate compensation awards made to Atlas Energy’s and our NEOs comprising of (i) bonuses made with respect to, and long-term incentive awards of Atlas Energy’s equity made in, 2011, (ii) base salaries for 2012 and (iii) long-term incentive awards of our equity made in May 2012 against a peer group and Mercer’s 2011/2012 broad-based oil and gas industry survey. Mercer worked with Atlas Energy senior management to develop a peer group that reflected as close as possible, Atlas Energy’s business mix, structure and size. The peer group is comprised of 15 oil and gas companies with revenues of such size that Atlas Energy was near the median. The compensation committee and management plan to continue to monitor the peer group to ensure that it remains aligned with our size and business mix.

In addition, Mercer advises the compensation committee with respect to current employment agreement practices generally.

A critical criterion in Atlas Energy’s compensation committee’s selection of Mercer to provide executive compensation consulting services was the fact that Mercer does not provide any other services to Atlas Energy or its affiliated companies. In addition to reaffirming this on an annual basis, Atlas Energy also conducts a search of its accounts payable system to confirm that no Mercer affiliates are providing services outside of the compensation consulting services. As discussed in “Item 10: Directors, Executive Officers and Corporate Governance - Code of Business Conduct and Ethics, Partnership Governance Guidelines and Audit Committee Charter” and “Item 13: Certain Relationships and Related Transactions, and Director Independence” both Atlas Energy and we have a code of business conduct and ethics as well as a related party transaction policy which governs potential conflicts of interest. Our directors and officers are also required to complete questionnaires on a regular basis which allows us to review whether there are any potential conflicts as a result of personal or business relationships. There are no business or personal relationships between the consultants from Mercer who work with Atlas Energy and our directors and executive officers other than the compensation consulting described herein.

Elements of the Compensation Program

Our executive officer compensation package generally includes a combination of annual cash and long-term incentive compensation. Annual cash compensation is comprised of base salary plus cash bonus. Long-term incentives consist of a variety of equity awards. Both the annual cash incentives and long-term incentives are performance-based.

Base Salary

Base salary is intended to provide fixed compensation to the NEOs for their performance of core duties that contributed to the success of Atlas Energy and us. Base salaries are not intended to compensate individuals for their extraordinary performance or for above average company performance.

Annual Incentives

Annual incentives are intended to tie a significant portion of each of the NEO’s compensation to Atlas Energy’s annual performance and/or that of its subsidiaries or divisions for which the officer is responsible. Generally, the higher the level of responsibility of the executive, the greater is the incentive component of that executive’s target total cash compensation. The compensation committee may recommend awards of performance-based bonuses and discretionary bonuses.

Performance-Based Bonuses—In April 2011, the compensation committee adopted the Atlas Energy Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, to award bonuses for achievement of predetermined performance objectives during a 12-month performance period, generally Atlas Energy’s and our fiscal year. Awards under the Senior Executive Plan may be paid in cash or in a combination of cash and equity. Under the Senior Executive Plan, the maximum award payable to an individual is $15,000,000.

During 2012, the compensation committee approved 2012 target bonus awards to be paid from a bonus pool. The bonus pool is equal to 18.3% of Atlas Energy’s distributable cash flow. Goals are set early in the year for NEOs on the basis of Atlas Energy’s distributable cash flow but actually determined by the compensation committee’s ultimate year-end evaluation that necessarily looks at other factors. In the event that the distributable cash flow included any capital transaction gains in excess of $50 million, then only 10% of that excess would be included in the bonus pool. If the distributable cash flow did not equal at least 80% of the average distributable cash flow for the past three years, no bonuses would be paid in the absence of special circumstances. Distributable cash flow means the sum of (i) cash available for distribution by Atlas Energy, including its ownership interest in the distributable cash flow of any of its subsidiaries (regardless of whether such cash is actually distributed), plus (ii) to the extent not otherwise included in distributable cash flow, any realized gain on the sale of securities, including securities of a subsidiary, less (iii) to the extent not otherwise included in distributable cash flow, any loss on the sale of securities, including securities of a subsidiary. A return of Atlas Energy’s capital investment in a subsidiary was not intended to be included and, accordingly, if distributable cash flow included proceeds from the sale of all or substantially all of the assets of a subsidiary, the amount of such proceeds to be included in distributable cash flow would be reduced by its basis in the subsidiary.

The maximum award targeted, expressed as a percentage of Atlas Energy’s estimated 2012 distributable cash flow, for each participant was as follows: Mr. E. Cohen, 6.5%; Mr. J. Cohen, 6.2%; Mr. Jones, 4.0%; and Mr. McGrath, 1.5%. Mr. Herz did not participate in the Senior Executive Plan in 2012. Pursuant to the terms of the Senior Executive Plan, the compensation committee had the discretion to recommend reductions, but not increases, in maximum awards under the Senior Executive Plan. In making its decisions, the compensation committee considered factors including, but not limited to, growth of reserves, changes in production, processing and intake of natural gas, market return to unitholders and health and safety performance. As set forth below, the compensation committee awarded each of the NEOs the maximum amount of the target bonus, of which no more than 63% of the target amount was paid in cash and the remainder was paid in phantom units of ATLS which vest in thirds on an annual basis. A portion of the cash amount awarded to the participating NEOs is allocated to us.

Discretionary Bonuses—In exceptional circumstances, discretionary bonuses may be awarded to recognize individual and group performance without regard to limitations otherwise in effect.

Long-Term Incentives

Atlas Energy’s compensation committee believes that our long-term success depends upon aligning our executives’ and unitholders’ interests. To support this objective, Atlas Energy provides our executives with various means to become significant equity holders, including awards under our 2012 Long-Term Incentive Plan, which we refer to as our Plan. The Atlas Energy compensation committee administers our Plan. Our NEOs are also eligible to receive awards under Atlas Energy’s 2006 Long-Term Incentive Plan (the “Atlas Energy 2006 Plan”) and its 2010 Long-Term Incentive Plan (the “Atlas Energy 2010 Plan”), which we refer to as the Atlas Energy Plans. Under all of the plans, the compensation committee may recommend grants of equity awards in the form of options and/or phantom units. Generally, the unit options and phantom units vest 25% on the third anniversary and 75% on the fourth anniversary of the date of grant.

Deferred Compensation

All of our employees may participate in the Atlas Energy 401(k) plan, which is a qualified defined contribution plan designed to help participating employees accumulate funds for retirement. In July 2011, the Atlas Energy Executive Excess

401(k) Plan (the “Excess 401(k) Plan”) was established, which is a non-qualified deferred compensation plan that is designed to permit individuals who exceed certain income thresholds and who may be subject to compensation and/or contribution limitations under the Atlas Energy 401(k) plan to defer an additional portion of their compensation. The purpose of the Excess 401(k) Plan is to provide participants with an incentive for a long-term career with Atlas Energy and its subsidiaries by providing them with an appropriate level of replacement income upon retirement. Under the Excess 401(k) Plan, a participant may contribute to an account an amount up to 10% of annual cash compensation (which means a participant’s salary and non-performance-based bonus) and up to 100% of all performance-based bonuses. Atlas Energy is obligated to make matching contributions on a dollar-for-dollar basis of the amount deferred by the participant subject to a maximum matching contribution equal to 50% of the participant’s base salary for any calendar year. The investment options under the Excess 401(k) Plan are substantially the same as the investment options under our 401(k) plan; Atlas Energy does not pay above-market or preferential earnings on deferred compensation. Participation in the Excess 401(k) Plan is available pursuant to the terms of an individual’s employment agreement or at the designation of the compensation committee. Currently, Messrs. E. Cohen and J. Cohen are the only participants in the Excess 401(k) Plan. For further details, please see the 2012 Non-Qualified Deferred Compensation table. A portion of both the deferred amounts and the matching contributions are allocated to us.

Post-Termination Compensation

Atlas Energy’s and our NEOs received substantial cash amounts from Chevron in connection with the Chevron Merger, both as a result of the termination payments due under their employment agreements with AEI and their equity holdings in AEI. The Atlas Energy compensation committee believed that the amounts thus realized left these NEOs without adequate financial incentives to continue employment with Atlas Energy and its subsidiaries, which the committee did not believe was in Atlas Energy’s interest as it moved forward with significant new operations. In order to encourage these executives to remain with Atlas Energy on a long-term basis, Atlas Energy entered into employment agreements with Messrs. E. Cohen, J. Cohen, Jones and Herz that, among other things, provide compensation upon termination of their employment by reason of death or disability, by Atlas Energy without cause or by each of them for good reason. See “—Employment Agreements and Potential Payments Upon Termination or Change of Control.”

The compensation committee’s rationale behind the design of the provisions of these agreements for termination by the executive for good cause are as follows:

•

Determination of Triggering Events—The compensation committee elected not to include a change of control of Atlas Energy as a good reason triggering event and instead limited the triggering events to those (including after a change of control of Atlas Energy) where his position with Atlas Energy changes substantially and is essentially an involuntary termination.

•

Benefit Multiple—The compensation committee determined the benefit multiple, that is, the cash severance amount based on each executive’s salary and bonus, after consideration of comparable market practices provided to the committee by Mercer.

Perquisites

At the discretion of the Atlas Energy compensation committee, perquisites are provided to our NEOs. In 2012, these benefits were limited to providing automobile allowances or automobile related expenses to Messrs. E. Cohen, Jones and Herz.

Determination of 2012 Compensation Amounts

In January 2013, the Atlas Energy compensation committee met, with Mercer and our CEO in attendance, to evaluate Atlas Energy’s performance and to approve annual payouts to Atlas Energy’s NEOs as well as long-term incentive grants to senior employees.

Base Salary

In April 2012, the Atlas Energy compensation committee approved increases in the base salaries of Messrs. Cohen and Mr. Jones reflecting the increased responsibility following our formation and the related transfer to us of substantially all of Atlas Energy’s natural gas and oil development and production assets and the partnership management business. The portion of the base salaries allocated to us are as follows: Mr. E. Cohen—$750,000, Mr. J. Cohen—$511,000, Mr. Jones—$320,000. Taking that analysis into consideration, the compensation committee determined that the current base salaries for Messrs. E. Cohen, J. Cohen and Jones were appropriate for 2013. The compensation committee increased Mr. McGrath’s and Mr. Herz’s 2013 base salaries to $350,000, of which a portion of each will be allocated to us.

Annual Incentives

After the end of the 2012 fiscal year, the compensation committee considered incentive awards pursuant to the Senior Executive Plan based on the prior year’s performance. In determining the actual amounts to be paid to the NEOs, the compensation committee considered both individual and company performance. Our CEO made recommendations of incentive award amounts based upon Atlas Energy’s performance as well as our performance and that of our affiliates; however, the compensation committee had the discretion to approve, reject, or modify the recommendations. The compensation committee granted awards under the Senior Executive Plan at the maximum level, partially in the form of Atlas Energy equity awards. The amount of the cash portion of the awards that was allocated to us was as follows: Mr. E. Cohen—$2,062,500; Mr. J. Cohen—$1,971,000; Mr. Jones—$1,320,000; and Mr. McGrath—$220,000.

Long-Term Incentives

In March 2012, at the time of the successful spin-off of Atlas Energy’s E&P assets to us, the Atlas Energy compensation committee granted equity awards of our phantom units and options to our NEOs and to other individuals who had been instrumental in effectuating this new structure. The committee granted equity to the NEOs as follows: Mr. E. Cohen—150,000 phantom units and 350,000 options; Mr. J. Cohen—150,000 phantom units and 350,000 options; Mr. Jones—100,000 phantom units and 225,000 options; Mr. McGrath—50,000 phantom units and 50,000 options; and Mr. Herz—70,000 phantom units and 100,000 options. The compensation committee consulted with Mercer in evaluating the grant amounts, which vest 25% annually. Mercer included these grants in its analysis discussed above. These grants relate solely to the percentage of our market value that is not owned by Atlas Energy.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Unit awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)
Edward E. Cohen, Chief Executive Officer and President	2012	672,115	—	3,700,500	2,135,000	2,062,500	784,697	(3)	9,354,812

Sean P. McGrath, Chief Financial Officer
	2012	100,000	—	1,233,500	305,000	220,000	73,824	(4)	1,932,324

Jonathan Z. Cohen, Executive Chairman of the Board
	2012	460,462	—	3,700,500	2,135,000	1,971,000	699,660	(5)	8,966,622

Matthew A. Jones, Senior Vice President and President and Chief Operating Officer of E&P Division
	2012	286,770	—	2,467,000	1,372,500	1,320,000	252,151	(6)	5,698,421

Daniel C. Herz, Senior Vice President of Corporate Development and Strategy	2012	84,000	240,000	1,726,900	610,000	—	222,603	(7)	2,883,503

(1)	The amounts reflect the grant date fair value of the phantom units under our Plan and the Atlas Energy Plans. The grant date fair value was determined in accordance with FASB ASC Topic 718, and is based on the market value on the grant date of our units and Atlas Energy’s units. See Item 8: Financial Statements and Supplementary Data—Note 18 for further discussion regarding assumptions made in fair value valuation.

(2)	The amounts in this column reflect the grant date fair value of options awarded under our Plan and the Atlas Energy Plans calculated in accordance with FASB ASC Topic 718. See Item 8: Financial Statements and Supplementary Data—Note 18 for further discussion regarding assumptions made in fair value valuation.
(3)	Comprised of (i) payments on DERs of $124,500 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $323,247 with respect to the phantom units awarded under the Atlas Energy Plans, (iii) a matching contribution of $336,058 under the Excess 401(k) Plan; and (iv) tax, title and insurance premiums for Mr. E. Cohen’s automobile.
(4)	Comprised of (i) payments on DERs of $41,500 with respect to the phantom units awarded under our Plan and (ii) payments on DERs of $32,324 with respect to the phantom units awarded under the Atlas Energy Plans.
(5)	Comprised of (i) payments on DERs of $124,500 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $269,372 with respect to the phantom units awarded under the Atlas Energy Plans, (iii) a matching contribution of $230,231 under the Excess 401(k) Plan; and (iv) $75,557 paid under the agreement relating to Lightfoot.
(6)	Comprised of (i) payments on DERs of $83,000 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $161,623 with respect to the phantom units awarded under the Atlas Energy Plans; and (iii) an automobile allowance.
(7)	Comprised of (i) payments on DERs of $58,100 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $161,623 with respect to the phantom units awarded under the Atlas Energy Plans; and (iii) an automobile allowance.

2012 Grants of Plan-Based Awards

Name	Estimated Possible Payments Under Non-Equity Incentive Plan Awards(1)			Grant Date	All Other Stock Awards: Number of Units(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise of Base Price of Option Awards ($/Unit) (4)	Grant Date Fair Value of Unit and Option Awards ($)(5)
	Threshold ($)	Target ($)	Maximum ($)

Edward E. Cohen	N/A	N/A	4,550,000	5/15/12	150,000	350,000	24.67	5,835,500

Sean P. McGrath	N/A	N/A	1,050,000	5/15/12	50,000	50,000	24.67	1,538,500

Jonathan Z. Cohen	N/A	N/A	4,300,000	5/15/12	150,000	350,000	24.67	5,835,500

Matthew A. Jones	N/A	N/A	2,750,000	5/15/12	100,000	225,000	24.67	3,839,500

Daniel C. Herz	N/A	N/A	N/A	5/15/12	70,000	100,000	24.67	2,336,900

(1)	Represents performance-based bonuses under the Senior Executive Plan which may be paid in cash and/or equity. As discussed under “Compensation Discussion and Analysis—Elements of our Compensation Program—Annual Incentives—Performance-Based Bonuses,” the compensation committee set performance goals based on Atlas Energy’s distributable cash flow and established maximum awards, but not minimum or target amounts, for each eligible NEO. The Senior Executive Plan sets an individual limit of $15,000,000 per annum regardless of the maximum amounts that might otherwise be payable.
(2)	Represents phantom units granted under our Plan.
(3)	Represents options granted under our Plan.
(4)	The exercise price is equal to the closing price of our common units on the date of grant.
(5)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.

Employment Agreements and Potential Payments Upon Termination or Change of Control

“Good reason” is defined in the following employment agreements as:

•	a material reduction in base salary;

•	a demotion from his position;

•	a material reduction in duties, it being deemed such a material reduction if Atlas Energy ceases to be a public company unless Atlas Energy becomes a subsidiary of a public company and,

•	in the case of Mr. E. Cohen, becomes the chief executive officer of the public parent immediately following the applicable transaction;

•	in the case of Mr. J. Cohen, becomes an executive officer of the public parent with responsibilities substantially equivalent to his previous position immediately following the applicable transaction;

•	in the case of Messrs. Jones and Herz, the CEO or the Chairman of Atlas Energy’s general partner’s board is not Atlas Energy’s CEO or the CEO of the acquiring entity;

•	the executive is required to relocate to a location more than 35 miles from the executive’s previous location;

•	in the case of Mr. E. Cohen and Mr. J. Cohen, ceasing to be elected to Atlas Energy’s board; or

•	any material breach of the agreement.

“Cause” is defined in Mr. E. Cohen and Mr. J. Cohen’s employment agreements as:

•	the executive is convicted of a felony, or any crime involving fraud or embezzlement;

•

the executive intentionally and continually fails to perform his reasonably assigned duties (other than as a result of disability), which failure is materially and demonstrably detrimental to Atlas Energy and has continued for 30 days after written notice signed by a majority of the independent directors of Atlas Energy’s general partner; or

•	executive is determined, through arbitration, to have materially breached the restrictive covenants in the agreement.

“Cause” is defined in Messrs. Jones and Herz’s employment agreements as:

•	the executive has committed any demonstrable and material fraud;

•	illegal or gross misconduct that is willful and results in damage to Atlas Energy’s business or reputation;

•	the executive is convicted of a felony, or any crime involving fraud or embezzlement;

•	failure to substantially perform his duties (other than as a result of disability) after written demand and a reasonable opportunity to cure; or

•	failure to follow reasonable written instructions which are consistent with his duties.

Edward E. Cohen

On May 13, 2011, Atlas Energy entered into an employment agreement with Mr. Cohen to secure his service as President and Chief Executive Officer. The agreement has an effective date of May 16, 2011 and has a term of three years, which automatically renews daily, unless terminated before the expiration of the term pursuant to the termination provisions of the agreement. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Cohen’s compensation cost to us based upon an estimate of the time spent by Mr. Cohen on our activities.

The agreement provides for an initial annual base salary of $700,000, which may be increased at the discretion of the board of directors of Atlas Energy’s general partner. Mr. Cohen is entitled to participate in any short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided by Atlas Energy for senior level executives generally. Mr. Cohen participates in the Excess 401(k) Plan, under which he may elect to defer up to 10% of his total annual cash compensation, which Atlas Energy must match on a dollar-for-dollar basis up to 50% of his annual base salary. See “2012 Non-Qualified Deferred Compensation.” During the term of the agreement, Atlas Energy must maintain a term life insurance policy on Mr. Cohen’s life which provides a death benefit of $3 million, which can be assumed by Mr. Cohen upon a termination of employment.

The agreement provides the following benefits in the event of a termination of employment:

•

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

•

Atlas Energy may terminate Mr. Cohen’s employment if he has been unable to perform the material duties of his employment for 180 days in any 12-month period because of physical or mental injury or illness, but Atlas Energy is required to pay his base salary until it acts to terminate his employment. Upon termination of employment due to disability, Mr. Cohen will receive the Accrued Obligations, all amounts payable under Atlas Energy’s long-term disability plans, three years’ continuation of group term life and health insurance benefits (or, alternatively, Atlas

Energy may elect to pay executive cash in lieu of such coverage in an amount equal to three years’ healthcare coverage at COBRA rates and the premiums it would have paid during the three-year period for such life insurance) (such coverage, the “Continued Benefits”), Acceleration of Equity Vesting, and the Pro-Rata Bonus.

•

Upon termination of employment by Atlas Energy without cause or by Mr. Cohen for good reason, Mr. Cohen will be entitled to either (i) if he does not execute and not revoke a release of claims against Atlas Energy, payment of the Accrued Obligations, or (ii), in addition to payment of the Accrued Obligations, if he executes and does not revoke a release of claims against Atlas Energy, (A) a lump-sum cash payment in an amount equal to three years of his average compensation (which is generally defined as the sum of (1) his base salary in effect immediately before the termination of employment plus (2) the average of the cash bonuses earned for the three calendar years preceding the year in which the date of termination of employment occurs, (B) Continued Benefits, (C) the Pro-Rata Bonus, and (D) Acceleration of Equity Vesting.

•	Upon a termination by Atlas Energy for cause or by Mr. Cohen without good reason, he is entitled to receive payment of the Accrued Obligations.

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

The following table provides an estimate of the value of the benefits to Mr. Cohen if a termination event had occurred as of December 31, 2012.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of stock awards and option awards(2)

Death	$4,312,500	(3)	$—	$25,593,365
Disability	2,062,500		42,226	25,593,365
Termination by Atlas Energy without cause or by Mr. Cohen for good reason	12,187,500	(4)	42,226	25,593,365

(1)	Dental and medical benefits were calculated using 2012 COBRA rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Includes the $2.25 million death benefit from the life insurance policy and payment of the 2012 bonus.
(4)	Calculated based on Mr. Cohen’s current base salary plus the applicable bonus.

Jonathan Z. Cohen

On May 13, 2011, Atlas Energy entered into an employment agreement with Mr. Cohen to secure his service as Executive Chairman of the Board. The agreement has an effective date of May 16, 2011 and has a term of three years, which automatically renews daily, unless terminated before the expiration of the term pursuant to the termination provisions of the agreement. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Cohen’s compensation cost to us based upon an estimate of the time spent by Mr. Cohen on our activities.

The agreement provides for an initial annual base salary of $500,000, which may be increased at the discretion of the board of directors of Atlas Energy’s general partner. Mr. Cohen is entitled to participate in any short-term and long-term incentive programs and health and welfare plans of Atlas Energy and receive perquisites and reimbursement of business expenses, in each case as provided by Atlas Energy for senior level executives generally. Mr. Cohen participates in the Excess 401(k) Plan, under which he may elect to defer up to 10% of his total annual cash compensation, which Atlas Energy must match on a dollar-for-dollar basis up to 50% of his annual base salary. See “2012 Non-Qualified Deferred Compensation.” During the term of the agreement, Atlas Energy must maintain a term life insurance policy on Mr. Cohen’s life which provides a death benefit of $2 million, which can be assumed by Mr. Cohen upon a termination of employment.

The agreement provides the same benefits in the event of a termination of employment as described above in Mr. E. Cohen’s employment agreement summary.

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

The following table provides an estimate of the value of the benefits to Mr. Cohen if a termination event had occurred as of December 31, 2012.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of stock awards and option awards(2)

Death	$3,431,000	(3)	$—	$20,593,421
Disability	1,971,000		59,654	20,593,421
Termination by Atlas Energy without cause or by Mr. Cohen for good reason	10,074,000	(4)	59,654	20,593,421

(1)	Dental and medical benefits were calculated using 2012 COBRA rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Includes the $1.46 million death benefit from the life insurance policy and payment of the 2012 bonus.
(4)	Calculated based on Mr. Cohen’s current base salary plus the applicable bonus.

Matthew A. Jones

In November 2011, Atlas Energy entered into an employment agreement with Matthew A. Jones. Under the agreement, Mr. Jones has the title of Senior Vice President and President and Chief Operating Officer of the Exploration and Production Division of Atlas Energy. The agreement has an effective date of November 4, 2011 and has an initial term of two years, which automatically renews daily after the first anniversary of the agreement for one year terms. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Jones’s compensation cost to us based upon an estimate of the time spent by Mr. Jones on our activities.

The agreement provides for an initial annual base salary of $280,000. Mr. Jones is entitled to participate in any of Atlas Energy’s short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided for our senior executives generally.

The agreement provides the following benefits in the event of a termination of employment:

•

Upon a termination by Atlas Energy for cause or by Mr. Jones without good reason, he is entitled to receive payment of accrued but unpaid base salary and (to the extent required to be paid under company policy) amounts of accrued but unpaid vacation, in each case through the date of termination (together, the “Accrued Obligations”).

•

Upon a termination of employment due to death or disability (defined as Mr. Jones being physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and the determination by Atlas Energy’s general partner’s board of directors, in good faith based upon medical evidence, that he is unable to perform his duties), all equity awards held by Mr. Jones accelerate and vest in full upon such termination (“Acceleration of Equity Vesting”), and Mr. Jones or his estate is entitled to receive in one cash payment, in addition to payment of all Accrued Obligations and any accrued but unpaid bonus earned for any year before the date of termination, a pro-rata amount in respect of the bonus granted to the executive for the fiscal year in which the termination occurs in an amount equal to the bonus earned by Mr. Jones for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the date of termination, and the denominator of which is the total number of days in such fiscal year (the “Pro-Rata Bonus”). In addition, his family is entitled to company-paid health insurance for the one-year period after his death.

•

Upon a termination of employment by Atlas Energy without cause (which, for purposes of the “Acceleration of Equity Vesting” includes a non-renewal of the agreement) or by the executive for good reason, Mr. Jones will be entitled to either:

•

if Mr. Jones does not timely execute (or revokes) a release of claims against Atlas Energy, payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus; or

•

in addition to payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus, if Mr. Jones timely executes and does not revoke a release of claims against Atlas Energy:

•

a lump-sum cash severance payment in an amount equal to two years of his average compensation (which is the sum of his then-current base salary and the average of the cash bonuses earned for the three calendar years preceding the year in which the termination occurs);

•

healthcare continuation at active employee rates for two years (or, where such coverage would have a negative tax effect to our healthcare plan or Mr. Jones, Atlas Energy may elect to pay Mr. Jones cash in lieu of such coverage at COBRA rates); and

•	Acceleration of Equity Vesting.

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

The following table provides an estimate of the value of the benefits to Mr. Jones if a termination event had occurred as of December 31, 2012.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of stock awards and option awards(2)

Death	$1,000,000		$13,804	$11,025,000
Disability	1,000,000		—	11,025,000
Termination by Atlas Energy without cause or by Mr. Jones for good reason	3,640,000	(3)	27,608	11,025,000

(1)	Dental and medical benefits were calculated using 2012 active employee rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Calculated based on Mr. Jones’s 2012 base salary and the applicable bonus.

Daniel C. Herz

In November 2011, Atlas Energy entered into an employment agreement with Daniel C. Herz. Under the agreement, Mr. Herz has the title of Senior Vice President – Corporate Development and Strategy. The agreement has an effective date of November 4, 2011 and has an initial term of two years, which automatically renews daily after the first anniversary of the agreement for one year terms. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Herz’s compensation cost to us based upon an estimate of the time spent by Mr. Herz on our activities.

The agreement provides for an initial annual base salary of $280,000. Mr. Herz is entitled to participate in any of Atlas Energy’s short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided by Atlas Energy for senior executives generally.

The agreement provides the following benefits in the event of a termination of employment:

•

Upon a termination by Atlas Energy for cause or by Mr. Herz without good reason, he is entitled to receive payment of accrued but unpaid base salary and (to the extent required to be paid under company policy) amounts of accrued but unpaid vacation, in each case through the date of termination (together, the “Accrued Obligations”).

•

Upon a termination of employment due to death or disability (defined as Mr. Herz being physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and the determination by Atlas Energy’s general partner’s board of directors, in good faith based upon medical evidence, that he is unable to perform his duties), all equity awards held by Mr. Herz accelerate and vest in full upon such termination (“Acceleration of Equity Vesting”), and Mr. Herz or his estate is entitled to receive in one cash payment, in addition to payment of all Accrued Obligations and any accrued but unpaid bonus earned for any year before the date of termination, a pro-rata amount in respect of the bonus granted to the executive for the fiscal year in which the termination occurs in an amount equal to the bonus earned by Mr. Herz for the prior fiscal year multiplied by a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the date of termination, and the denominator of which is the total number of days in such fiscal year (the “Pro-Rata Bonus”). In addition, his family is entitled to company-paid health insurance for the one-year period after his death.

•

Upon a termination of employment by Atlas Energy without cause (which, for purposes of the “Acceleration of Equity Vesting” includes a non-renewal of the agreement) or by the executive for good reason, Mr. Herz will be entitled to either:

•

if Mr. Herz does not timely execute (or revokes) a release of claims against Atlas Energy, payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus; or

•

in addition to payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus, if Mr. Herz timely executes and does not revoke a release of claims against Atlas Energy:

•

a lump-sum cash severance payment in an amount equal to two years of his average compensation (which is the sum of his then-current base salary and the average of the cash bonuses earned for the three calendar years preceding the year in which the termination occurs);

•

healthcare continuation at active employee rates for two years (or, where such coverage would have a negative tax effect to our healthcare plan or Mr. Herz, Atlas Energy may elect to pay Mr. Herz cash in lieu of such coverage at COBRA rates); and

•	Acceleration of Equity Vesting.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Herz will be reduced such that the total payments to the executive which are subject to Section 280G are no greater than the Section 280G “safe harbor amount” if Mr. Herz would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Herz if a termination event had occurred as of December 31, 2012.

Reason for Termination	Lump Sum Severance Payment		Benefits(1)	Accelerated vesting of stock awards and option awards(2)

Death	$900,000		$10,943	$10,351,000
Disability	900,000		10,943	10,351,000
Termination by Atlas Energy without cause or by Mr. Herz for good reason	1,968,000	(3)	21,885	10,351,000

(1)	Dental and medical benefits were calculated using 2012 active employee rates.
(2)	Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2012. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2012.
(3)	Calculated based on Mr. Herz’s 2012 base salary plus applicable bonus.

Long-Term Incentive Plans

Our Plan

Our 2012 Long-Term Incentive Plan, which we refer to as our Plan, provides equity incentive awards to officers, employees and board members of our general partner and employees of our affiliates, consultants and joint venture partners who perform services for us. Our Plan is administered by the Atlas Energy compensation committee which may grant awards of either phantom units, unit options or restricted units for an aggregate of 2,900,000 common limited partner units.

Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. The phantom units vest over four years. In tandem with phantom unit grants, the compensation committee may grant a DER. The compensation committee determines the vesting period for phantom units.

Unit Options. A unit option entitles a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of a common unit as determined by the compensation committee on the date of grant of the option. The compensation committee determines the vesting and exercise period for unit options.

Restricted Units. A restricted unit is a common unit issued that entitles a participant to receive it upon vesting of the restricted unit. Prior to or upon grant of an award of restricted units, the compensation committee can condition the vesting or transferability of the restricted units upon conditions that it may determine such as the attainment of performance goals.

Upon a change in control, as defined in our Plan, all unvested awards held by directors will immediately vest in full. In the case of awards held by eligible employees, upon the eligible employee’s termination of employment without “cause”, as defined in our Plan, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), in any case following a change in control, any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

The Atlas Energy 2006 Plan

The Atlas Energy 2006 Plan provides equity incentive awards to officers, employees and board members and employees of its general partner and its affiliates, consultants and joint-venture partners who perform services for it. The Atlas Energy 2006 Plan is administered by the Atlas Energy compensation committee. The committee may grant awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units.

Partnership Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. Non-employee directors may receive an annual grant of phantom units having a fair market value of $125,000, which upon vesting entitles the grantee to receive the equivalent number of common units or the cash equivalent to the fair market value of the units. The phantom units vest over four years. In tandem with phantom unit grants, the committee may grant a DER. The committee determines the vesting period for phantom units. Phantom units granted under the Atlas Energy 2006 Plan generally vest 25% on the third anniversary of the date of grant, with the remaining 75% vesting on the fourth anniversary of the date of grant, except non-employee director grants vest 25% per year.

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

The Atlas Energy 2010 Plan

The Atlas Energy 2010 Plan provides equity incentive awards to officers, employees and board members and employees of its general partner and its affiliates, consultants and joint-venture partners who perform services for it. The Atlas Energy 2010 Plan is administered by the Atlas Energy compensation committee which may grant awards of either phantom units, unit options or restricted units for an aggregate of 5,300,000 common limited partner units.

Partnership Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. Non-employee directors may receive an annual grant of phantom units having a market value of $125,000, which, upon vesting, entitle the grantee to receive the equivalent number of common units or the cash equivalent to the fair market value of the units. The phantom units vest over four years. In tandem with phantom unit grants, the committee may grant a DER. The committee determines the vesting period for phantom units.

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

Upon a change in control, as defined in the Atlas Energy 2010 Plan, all unvested awards held by Atlas Energy directors will immediately vest in full. In the case of awards held by eligible employees, upon the eligible employee’s termination of employment without “cause”, as defined in the Atlas Energy 2010 Plan, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), in any case following a change in control, any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

2012 Outstanding Equity Awards at Fiscal Year-End Table

In connection with the distribution as discussed further in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview”, the Atlas Energy compensation committee determined that the distribution of approximately 5.24 million of our common units to Atlas Energy unitholders, which common units represented an approximately 19.6% limited partner interest in us (the “Distribution”), qualified under the Plans as the type of event necessitating an adjustment to the outstanding options and phantom units issued pursuant to the Atlas Energy Plans. Accordingly, after the distribution of the our units, the outstanding options held by our NEOs were adjusted in order to maintain the aggregate pre-adjustment difference between the market value of the units subject to the option and the option exercise price. Outstanding phantom units were adjusted to maintain the award’s pre-adjustment value. All other terms of these awards were unchanged.

	Option Awards						Unit Awards
Name	Exercisable		Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Units that have not Vested (#)		Market Value of Units that have not Vested ($)

Edward E. Cohen	543,825	(1)	—		20.75	11/10/2016	—		—
	—		761,355	(2)	20.44	3/25/2021	326,295	(3)	11,335,488
	—		350,000	(4)	24.67	5/15/2022	150,000	(5)	3,370,500

Sean P. McGrath	16,314	(1)	—		20.75	11/10/2016	—		—
	—		38,067	(6)	20.44	3/25/2021	32,629	(7)	1,133,531
	—		50,000	(8)	24.67	5/15/2022	50,000	(9)	1,123,500

Jonathan Z. Cohen	217,530	(1)	—		20.75	11/10/2016	—		—
	—		543,825	(10)	20.44	3/25/2021	271,912	(11)	9,446,223
	—		350,000	(4)	24.67	5/15/2022	150,000	(5)	3,370,500

Matthew A. Jones	108,765	(1)	—		20.75	11/10/2016	—		—
	—		217,530	(12)	20.44	3/25/2021	163,147	(13)	5,667,727
	—		225,000	(14)	24.67	5/15/2022	100,000	(15)	2,247,000

	Option Awards					Unit Awards
Name	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units that have not Vested (#)		Market Value of Units that have not Vested ($)

Daniel C. Herz	32,629	(1)	—	20.75	11/10/2016	—		—
	—		217,530(12)	20.44	3/25/2021	163,147	(13)	5,667,727
	—		100,000(16)	24.67	5/15/2022	70,000	(17)	1,572,900

(1)	Represents options to purchase Atlas Energy units.
(2)	Represents options to purchase Atlas Energy units, which vest as follows: 3/25/2014 -190,338 and 3/25/2015 - 571,017.
(3)	Represents Atlas Energy phantom units, which vest as follows: 3/25/2014 - 81,573 and 3/25/2015 - 244,722.
(4)	Represents options to purchase our units, which vest as follows: 5/15/2013 - 87,500, 5/15/2014 - 87,500, 5/15/2015 - 87,500 and 5/15/2016 - 87,500.
(5)	Represents our phantom units, which vest as follows: 5/15/2013 - 37,500, 5/15/2014 - 37,500, 5/15/2015 - 37,500 and 5/15/2016 - 37,500.
(6)	Represents options to purchase Atlas Energy units, which vest as follows: 3/25/2014 - 9,516 and 3/25/2015 - 28,551.
(7)	Represents Atlas Energy phantom units, which vest as follows: 3/25/2014 - 8,157 and 3/25/2015 - 24,472.
(8)	Represents options to purchase our common units, which vest as follows: 5/15/2013 - 12,500, 5/15/2014 - 12,500, 5/15/2015 - 12,500 and 5/15/2016 - 12,500.
(9)	Represents our phantom units, which vest as follows: 5/15/2013 - 12,500, 5/15/2014 - 12,500, 5/15/2015 - 12,500 and 5/15/2016 - 12,500.
(10)	Represents options to purchase Atlas Energy units, which vest as follows: 3/25/2014 - 135,956 and 3/25/2015 - 407,869.
(11)	Represents Atlas Energy phantom units, which vest as follows: 3/25/2014 - 67,978 and 3/25/2015 - 203,934.
(12)	Represents options to purchase Atlas Energy units, which vest as follows: 3/25/2014 - 54,382 and 3/25/2015 - 163,148.
(13)	Represents Atlas Energy phantom units, which vest as follows: 3/25/2014 - 40,786 and 3/25/2015 - 122,361.
(14)	Represents options to purchase our common units, which vest as follows: 5/15/2013 - 56,250, 5/15/2014 - 56,250, 5/15/2015 - 56,250 and 5/15/2016 - 56,250.
(15)	Represents our phantom units, which vest as follows: 5/15/2013 - 25,000, 5/15/2014 - 25,000, 5/15/2015 - 25,000 and 5/15/2016 - 25,000.
(16)	Represents options to purchase our common units, which vest as follows: 5/15/2013 - 25,000, 5/15/2014 - 25,000, 5/15/2015 - 25,000 and 5/15/2016 - 25,000.
(17)	Represents our phantom units, which vest as follows: 5/15/2013 - 17,500, 5/15/2014 - 17,500, 5/15/2015 - 17,500 and 5/15/2016 - 17,500.

2012 Non-Qualified Deferred Compensation

Name	Executive Contributions in the Last FY ($)		Registrant Contributions in the Last FY ($)		Aggregate Earnings in the Last FY ($)	Aggregate Balance at Last FYE ($)
Edward E. Cohen	336,058	(1)	336,058	(3)	9,341	681,456
Jonathan Z. Cohen	230,231	(2)	230,231	(4)	6,473	466,935

(1)	This amount is included within the Summary Compensation Table for 2012 reflecting $67,211 in the salary column, $193,847 in the non-equity incentive compensation column and $75,000 in the all other compensation column.
(2)	This amount is included within the Summary Compensation Table for 2012 reflecting $46,046 in the salary column and $184,185 in the non-equity incentive compensation column.
(3)	This amount is included within the Summary Compensation Table for 2012 reflecting our $336,058 matching contribution in the all other compensation column.
(4)	This amount is included within the Summary Compensation Table for 2012 reflecting our $230,231 matching contribution in the all other compensation column.

Effective July 1, 2011, Atlas Energy established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees. The Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan. Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to100% of all performance-based bonuses, and we are obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year. The account is invested in a mutual fund and cash balances are invested daily in a money market account. Atlas Energy established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and it will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter. Notwithstanding the establishment of the rabbi trust, Atlas Energy’s obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the company.

The Excess 401(k) Plan has the following additional provisions:

•

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

•	Distributions will be made earlier in the event of death, disability or a termination of employment due to a change of control.

•

If the participant elects to receive all or a portion of his distribution upon the termination of employment, it will be paid in a lump sum. Otherwise, the participant may elect to receive a lump sum payment or equal installments over not more than 10 years.

•

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

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)(1)	Total ($)

Anthony Coniglio	40,659	24,984	(2)	826	66,469
DeAnn Craig	40,659	24,984	(2)	826	66,469
Jeffrey C. Key	55,535	24,984	(2)	826	81,345
Bruce Wolf	44,725	24,984	(2)	826	70,535

(1)	Represents payments on DERs for our phantom units.
(2)	For Messrs. Coniglio, Key, Wolf and Dr. Craig, represents 869 phantom units granted under our Plan, having a grant date fair value of $28.75. The phantom units vest 25% on the anniversary of the date of grant as follows: 4/3/13—217, 4/3/14—217, 4/3/15—217 and 4/3/16—218.

Director Compensation

The officers or employees of our general partner or of Atlas Energy or its general partner who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. In fiscal 2012, the annual retainer for non-employee directors was comprised of $50,000 in cash and an annual grant of phantom units with DERs under our Plan having a fair market value of $25,000. These units will vest ratably over four years beginning on the grant date. The chair of the audit committee receives an annual fee of $15,000 and the chairs of the conflicts committee and the environmental, health and safety committee each receive an annual fee of $5,000.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of our common units and Class B convertible preferred units owned, as of February 25, 2013, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding units, (b) each member of the board of directors of our general partner, (c) each of the executive officers of our general partner serving during the 2012 fiscal year, and (d) all of the executive officers and members of the board of directors of our general partner as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Units issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership		Percent of class	Class B preferred unit amount and nature of beneficial ownership	Percent of class		Percent assuming full conversion of Class B preferred units
Beneficial owner
Directors (1)
Edward E. Cohen	349,743	(2)	*	—		*	*
Jonathan Z. Cohen	336,851	(3)	*	—		*	*
Matthew A. Jones	3,273		*	—		*	*
Anthony Coniglio	217	(7)	*	—		*	*
DeAnn Craig	666	(7)	*	—		*	*
Jeffrey C. Key	217	(7)	*	—		*	*
Bruce Wolf	9,702	(7)	*	—		*	*

Non-director Executive Officers(1)
Sean P. McGrath	1,069		*	—		*	*
Daniel C. Herz	1,492		*	—		*	*
Freddie M. Kotek	8,660	(4)	*	—		*	*
Jeffrey M. Slotterback	30		*	—		*	*
Lisa Washington	333		*	—		*	*
All executive officers, directors and nominees as a group (12 persons)	434,172		*	—		*	*

Other owners of more than 5% of outstanding units
Atlas Energy, L.P. (1)	20,962,485		47.00%	—		*	43.85%
Leon G. Cooperman	2,877,736	(5)	6.54%	—		*	6.02%
R/C Energy IV TGP Holdings, L.P. (6)	3,796,899		8.63%	3,796,899	98.97%		15.88%

*	Less than 1%
(1)	The business address for each director and executive officer as well as for Atlas Energy, L.P. is Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, PA 15275-1011.
(2)

Includes (i) 2,680 units held in an individual retirement account of Mr. E. Cohen’s spouse; (ii) 3,396 units held by a partnership of which Mr. E. Cohen and his spouse are the sole limited partners and sole stockholders, officers and directors of the general partner; (iii) 270,344 units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children serve as co-trustees; (iv) 7,510 units held by a trust (of which Mr. E. Cohen is the settlor) for the benefit of his spouse; (v) 6,869 units owned by a trust for the benefit of Mr. E. Cohen’s children; and (vi) 766 units owned by a trust (of which Mr. E. Cohen is the settlor) for the benefit of his spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of the above referenced units. 277,213 of these units are also included in the common units referred to in footnote 3 below.

(3)

Includes (i) 59,638 units jointly owned by Mr. J. Cohen and his spouse, (ii) 270,344 units held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling serve as co-trustees, and (iii) 6,869 units owned by a trust of which Mr. J. Cohen and his sibling are each trustees and beneficiaries. Mr. J. Cohen disclaims beneficial ownership to the units described above in (ii) and (iii).

(4)

Includes (i) 278 units held by spouse, (ii) 2,788 units held by GRAT, (iii) 2,788 units held by his spouse’s GRAT, (iv) 252 units held by his children’s trust, (v) 155 units held by his children and (vi) and 659 units held by his mother-in-law.

(5)	This information is based on a Schedule 13G filed with the SEC on February 8, 2013. The address for Mr. Cooperman is 2700 No. Military Trail, Suite 230, Boca Raton, FL 33431.
(6)

This information is based on a Schedule 13G filed with the SEC on August 6, 2012. The address for R/C Energy GP IV, LLC is 712 Fifth Avenue, 51st Floor, New York, NY 10019. R/C Energy IV TGP Holdings, L.P. is the record owner of 3,227,364 common units and 3,227,364 Class B convertible preferred units. R/C Energy IV TGP Holdings, L.P. also beneficially owns 569,535 common units and 569,535 Class B convertible preferred units that are held by an escrow agent pursuant to an Escrow Agreement dated July 25, 2012, pending the completion of certain indemnification obligations of R/C Energy IV TGP Holdings, L.P.

(7)	Includes 217 phantom units that will vest and convert into common units within 60 days.

Equity Compensation Plan Information

The following table contains information about our 2012 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	948,476	n/a
Equity compensation plans approved by security holders – unit options	1,515,500	$24.68
Equity compensation plans approved by security holders – Total	2,463,976		436,024

The following table contains information about Atlas Energy’s 2006 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	50,759	n/a
Equity compensation plans approved by security holders – unit options	929,939	$20.75
Equity compensation plans approved by security holders – Total	980,698		977,839

The following table contains information about Atlas Energy’s 2010 Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	2,044,227	n/a
Equity compensation plans approved by security holders – unit options	2,504,703	$20.51
Equity compensation plans approved by security holders – Total	4,458,930		1,189,736

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Atlas Energy and Atlas Resource Partners GP, LLC

Atlas Energy owns approximately 20.96 million of our outstanding common units, representing approximately 43% limited partner ownership interest in us. In addition, Atlas Energy owns all of the equity of our general partner, Atlas Resource Partners GP, LLC. Our general partner owns 975,708 class A units, representing a 2% general partner interest, and all of our incentive distribution rights. As the owner of our incentive distribution rights, our general partner will be entitled to receive increasing percentages, up to a maximum of 50%, of any cash distributed by us as it reaches certain target distribution levels in excess of $0.46 per common unit of Atlas Resource Partners in any quarter.

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

In connection with the acquisition of AEI by Chevron Corporation in February 2011, Jonathan Cohen, who serves as Executive Chairman of the Board of Atlas Energy’s general partner and Vice Chairman of the Board of our general partner, and Edward Cohen, who serves as Chief Executive Officer and President of Atlas Energy and Chairman of the Board and Chief Executive Officer of our general partner, entered into a non-competition and non-solicitation agreement with Chevron. These agreements restrict each such individual, until February 17, 2014, from engaging in any capacity (whether as officer, director, owner, partner, stockholder, investor, consultant, principal, agent, employee, coventurer or otherwise) in a business engaged in the exploration, development or production of hydrocarbons in certain designated counties within the States of Pennsylvania, West Virginia and New York, and from engaging in certain solicitation activities with respect to oil and gas leases, customers, suppliers and contractors of AEI. The foregoing restrictions are subject to certain limited exceptions, including exceptions permitting Jonathan Cohen and Edward Cohen in certain circumstances to engage in the businesses conducted by Atlas Energy (including with respect to the operation of the assets acquired by Atlas Energy from AEI in February 2011) and Atlas Pipeline Partners, L.P. We will be bound by the restrictions of the non-compete agreements for so long as these individuals remain associated with us, our general partner or Atlas Energy and consequently, among other restrictions, will remain prohibited from engaging in the business of natural gas and oil production and development in certain specified counties of Pennsylvania, West Virginia and New York (other than with respect to certain wells operated or planned by the business acquired by Atlas Energy from AEI in February 2011 at the time of such acquisition), including counties in which portions of the Marcellus Shale are located.

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

Transfer of Assets and Assumption of Liabilities

The separation and distribution agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to us as part of our separation from Atlas Energy. In general, neither we nor Atlas Energy made any representations or warranties regarding the assets, businesses or liabilities transferred or assumed, any consents or approvals that may be required in connection with such transfers or assumptions, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either us or Atlas Energy, or the legal sufficiency of any conveyance documents. Except as expressly set forth in the contribution and assumption agreement or in any ancillary agreement, all assets were transferred on an “as is,” “where is” basis.

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

Relationship with Atlas Pipeline Partners

In June 2012, we began using one of APL’s newly acquired gas gathering systems to facilitate gathering some of our newly acquired production. By virtue of the acquisition, we became party to a management and operating services agreement (which had been negotiated and was in existence between unaffiliated third parties prior to the acquisition), whereby we operated the gathering system on APL’s behalf and received annual management and operating fees of approximately $325,000 to cover our cost of services. The agreement was terminated in the fourth quarter of 2012.

APL has agreed to provide design, procurement and construction management services for us with respect to a pipeline to be located in Lycoming County, Pennsylvania. The total estimated price for the project under $5 million and has been approved by our General Partner’s conflicts committee in accordance with our related party transaction policy.

APL compresses and gathers gas for us on its gathering systems located in Tennessee. We entered into an agreement, in February 2008, for APL to provide these services, which extends for the life of our leases. For 2012, we paid APL approximately $367,000 in compression and gathering fees.

Relationship in connection with 2013 notes offering

C&Co/PrinceRidge LLC was one of the initial purchasers in our January 2013 issuance of $275.0 million of 7.75% senior unsecured notes due on January 15, 2021. In connection with the notes offering, C&Co/PrinceRidge acted as initial purchaser with respect to $2.75 million principal aggregate amount of notes, and received the customary initial purchaser discount. Daniel Cohen, the chairman and chief executive officer of C&Co/PrinceRidge, is the son of Mr. E. Cohen, the chairman of the board of directors and chief executive officer of our general partner, and the brother of Mr. J. Cohen, the vice chairman of the board of directors of our general partner.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2012 and 2011, the accounting fees and services (in thousands) charged by Grant Thornton, LLP, our independent auditors, were as follows:

	Years Ended December 31,
	2012	2011
Audit fees(1)	$1,191	$350
Audit-related fees(2)	143	—
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$1,334	$350

(1)

Represents the aggregate fees recognized for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements, the reviews of our quarterly financial statements and the audit and review of our financial information included in our registration statement and comfort letters.

(2)

Represents the aggregate fees recognized for professional services rendered by Grant Thornton LLP related to the historical audit of recently acquired DTE as well as certain necessary audit related services in connection with the registration and/or private placement of our investment drilling partnerships.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2012 and 2011.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in “Item 8: Financial Statements and Supplementary Data”.

(2)	Financial Statement Schedules

None

(3)	Exhibits:

Exhibit No.	Description

2.1	Separation and Distribution Agreement, dated February 23, 2012, by and among Atlas Energy, L.P., Atlas Energy GP, LLC, Atlas Resource Partners, L.P. and Atlas Resource Partners GP, LLC. The schedules to the Separation and Distribution Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(1)

2.2	Purchase and Sale Agreement, dated as of March 15, 2012, among ARP Barnett, LLC, Carrizo Oil & Gas, Inc., CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, Inc. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(9)

2.3	Merger Agreement dated as of May 17, 2012 among Atlas Resource Partners, L.P., Titan Merger Sub, LLC and Titan Operating, L.L.C. The annexes, schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted annexes, schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission upon request (11)

2.4	Membership Interest Purchase Agreement, dated as of November 19, 2012, between MCN Energy Enterprises, LLC and Atlas Barnett, LLC. The schedules to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(14)

3.1	Certificate of Limited Partnership of Atlas Resource Partners, L.P.(2)

3.2(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)

3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(12)

3.3	Certificate of Formation of Atlas Resource Partners GP, LLC(2)

3.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(18)

10.1	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Chevron North America Exploration and Production (f/k/a Atlas Energy, Inc.), Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.) and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.2	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.3	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011(5)

10.4	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.5	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.6	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.7	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.8	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(6)

10.9	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(6)

10.10(a)	Credit Agreement between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(3)

10.10(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(10)

10.10(c)	Joinder Agreement dated April 18, 2012 between ARP Barnett, LLC, ARP Oklahoma, LLC and Wells Fargo Bank, N.A.(10)

10.10(d)	Joinder Agreement dated April 30, 2012 between ARP Barnett, LLC and Wells Fargo Bank, N.A.(10)

10.10(e)	Second Amendment to Amended and Restated Credit Agreement dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(12)

10.10(f)	Joinder Agreement dated as of July 26, 2012, between Atlas Barnett, LLC and Wells Fargo Bank, N.A.(12)

10.10(g)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(15)

10.10(h)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(16)

10.11	Secured Hedge Facility Agreement, among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(3)

10.12	2012 Long-Term Incentive Plan of Atlas Resource Partners, L.P. (4)

10.13	Form of Phantom Unit Grant Agreement under 2012 Long-Term Incentive Plan(8)

10.14	Form of Option Grant Agreement under 2012 Long-Term Incentive Plan(8)

10.15	Form of Phantom Unit Grant Agreement for Non-Employee Directors under 2012 Long-Term Incentive Plan(8)

10.16	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(5)

10.17	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(5)

10.18	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(7)

10.19	Common Unit Purchase Agreement, dated as of March 15, 2012, among Atlas Resource Partners, L.P. and the various purchasers party thereto(9)

10.20	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(10)

10.21	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(12)

10.22	Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(13)

10.23	Underwriting Agreement dated November 20, 2012, among Atlas Resource Partners, L.P., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the several underwriters(19)

10.24	Second Lien Credit Agreement, dated as of December 20, 2012, by and among Atlas Resource Partners, L.P, the lenders party thereto and Wells Fargo Energy Capital, Inc. as administrative agent for the lenders(15)

10.25	Purchase Agreement dated as of January 16, 2013, among Atlas Resource Partners, L.P., Atlas Resource Finance Corporation and the initial purchasers named therein(17)

10.26	Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(20)

10.27	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein (20)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Atlas Resource Partners, L.P.

23.1	Consent of Grant Thornton LLP for Atlas Resource Partners, L.P.

23.2	Consent of Wright & Company, Inc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Summary Reserve Report of Wright & Company, Inc.

101.INS	XBRL Instance Document(21)

101.SCH	XBRL Schema Document(21)

101.CAL	XBRL Calculation Linkbase Document(21)

101.LAB	XBRL Label Linkbase Document(21)

101.PRE	XBRL Presentation Linkbase Document(21)

101.DEF	XBRL Definition Linkbase Document(21)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 24, 2012.
(2)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-35317).
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2012.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6)	Previously filed as an exhibit to Atlas Energy’s Current Report on Form 8-K filed on November 12, 2010.
(7)	Previously filed as an exhibit to Atlas Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2011.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 21, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2012.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 21, 2012.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2012.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 20, 2012.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 27, 2012.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2013.
(21)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCE PARTNERS, L.P.
By: Atlas Resource Partners GP, LLC, its general partner

Date: February 28, 2013	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of February 28, 2013.

/s/ EDWARD E. COHEN	Chairman of the Board and Chief Executive Officer of the General Partner
Edward E. Cohen

/s/ JONATHAN Z. COHEN	Vice Chairman of the Board of the General Partner
Jonathan Z. Cohen

/s/ MATTHEW A. JONES	President, Chief Operating Officer and Director of the General Partner
Matthew A. Jones

/s/ SEAN P. MCGRATH	Chief Financial Officer of the General Partner
Sean P. McGrath

/s/ JEFFREY M. SLOTTERBACK	Chief Accounting Officer of the General Partner
Jeffrey M. Slotterback

/s/ ANTHONY CONIGLIO	Director of the General Partner
Anthony Coniglio

/s/ DEANN CRAIG	Director of the General Partner
DeAnn Craig

/s/ JEFFREY C. KEY	Director of the General Partner
Jeffrey C. Key

/s/ BRUCE WOLF	Director of the General Partner
Bruce Wolf