Form 10-Q
period 2013-06-30
Atlas Resource Partners, L.P.
filed 2013-08-09
CIK 1532750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding common limited partner units of the registrant on August 5, 2013 was 59,439,284.

ATLAS RESOURCE PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42,953	$23,188
Accounts receivable	44,381	38,718
Current portion of derivative asset	35,575	12,274
Subscriptions receivable	11,036	55,357
Prepaid expenses and other	9,765	9,063

Total current assets	143,710	138,600

Property, plant and equipment, net	1,413,109	1,302,228
Goodwill and intangible assets, net	32,940	33,104
Long-term derivative asset	12,168	8,898
Other assets, net	22,968	16,122

	$1,624,895	$1,498,952

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$57,708	$59,549
Advances from affiliates	—	5,853
Liabilities associated with drilling contracts	—	67,293
Current portion of derivative liability	72	—
Current portion of derivative payable to Drilling Partnerships	5,969	11,293
Accrued well drilling and completion costs	52,425	47,637
Accrued liabilities	22,615	25,388

Total current liabilities	138,789	217,013

Long-term debt	275,000	351,425
Long-term derivative liability	130	888
Long-term derivative payable to Drilling Partnerships	38	2,429
Asset retirement obligations and other	68,173	65,191

Commitments and contingencies

Partners’ Capital:
General partner’s interest	6,788	7,029
Preferred limited partners’ interests	96,385	96,155
Common limited partners’ interests	1,003,274	737,253
Accumulated other comprehensive income	36,318	21,569

Total partners’ capital	1,142,765	862,006

	$1,624,895	$1,498,952

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gas and oil production	$47,094	$19,460	$93,158	$36,624
Well construction and completion	24,851	12,241	81,329	55,960
Gathering and processing	4,463	2,863	8,048	6,177
Administration and oversight	3,391	1,315	4,476	4,146
Well services	4,864	5,252	9,680	10,258
Other, net	(1,337)	(4,086)	(1,317)	(5,019)

Total revenues	83,326	37,045	195,374	108,146

Costs and expenses:
Gas and oil production	19,035	4,447	34,251	8,952
Well construction and completion	21,609	10,606	70,721	48,301
Gathering and processing	4,959	3,953	9,372	8,627
Well services	2,305	2,414	4,623	4,844
General and administrative	14,217	20,538	31,784	32,280
Depreciation, depletion and amortization	22,197	10,822	43,405	19,930

Total costs and expenses	84,322	52,780	194,156	122,934

Operating income (loss)	(996)	(15,735)	1,218	(14,788)
Interest expense	(4,508)	(956)	(11,397)	(1,106)
Loss on asset sales and disposal	(672)	(16)	(1,374)	(7,021)

Net loss	(6,176)	(16,707)	(11,553)	(22,915)
Preferred limited partner dividends	(2,071)	—	(4,028)	—

Net loss attributable to owner’s interest, common limited partners and the general partner	$(8,247)	$(16,707)	$(15,581)	$(22,915)

Allocation of net income (loss):
Portion applicable to owner’s interest (period prior to the transfer of assets on March 5, 2012)	$—	$—	$—	$250
Portion applicable to common limited partners and the general partner’s interests (period subsequent to the transfer of assets on March 5, 2012)	(8,247)	(16,707)	(15,581)	(23,165)

Net loss attributable to owner’s interest, common limited partners and the general partner	$(8,247)	$(16,707)	$(15,581)	$(22,915)

Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(9,269)	$(16,373)	$(16,904)	$(22,702)
General partner’s interest	1,022	(334)	1,323	(463)

Net loss attributable to common limited partners and the general partner	$(8,247)	$(16,707)	$(15,581)	$(23,165)

Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.20)	$(0.54)	$(0.37)	$(0.77)

Weighted average common limited partner units outstanding:
Basic and Diluted	47,007	30,307	45,499	29,367

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(6,176)	$(16,707)	$(11,553)	$(22,915)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	42,972	(514)	18,028	13,655
Less: reclassification adjustment for realized gains of cash flow hedges in net loss	(2,286)	(6,739)	(3,279)	(9,339)

Total other comprehensive income (loss)	40,686	(7,253)	14,749	4,316

Comprehensive income (loss) attributable to owner’s interest, common and preferred limited partners and the general partner	$34,510	$(23,960)	$3,196	$(18,599)

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partners’ Interest		Preferred Limited Partners’ Interests		Common Limited Partners’ Interests		Accumulated Other	Total
	Class A Units	Amount	Units	Amount	Units	Amount	Comprehensive Income	Partners’ Capital
Balance at January 1, 2013	975,708	$7,029	3,836,554	$96,155	43,973,153	$737,253	$21,569	$862,006
Issuance of units	315,579	—	—	—	15,259,174	320,221	—	320,221
Issuance of common units under incentive plans	—	—	—	—	204,207	—	—	—
Unissued common units under incentive plans	—	—	—	—	—	7,242	—	7,242
Distributions paid to common and preferred limited partners and the general partner	—	(1,564)	—	(3,798)	—	(43,535)	—	(48,897)
Distribution equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	(1,003)	—	(1,003)
Net income (loss)	—	1,323	—	4,028	—	(16,904)	—	(11,553)
Other comprehensive income	—	—	—	—	—	—	14,749	14,749

Balance at June 30, 2013	1,291,287	$6,788	3,836,554	$96,385	59,436,534	$1,003,274	$36,318	$1,142,765

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,553)	$(22,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	43,405	19,930
Non-cash gain on derivative value, net	(20,223)	(13,092)
Loss on asset sales and disposal	1,374	7,021
Non-cash compensation expense	7,249	3,000
Amortization of deferred financing costs	5,797	529
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	32,103	32,210
Accounts payable and accrued liabilities	(90,097)	(63,960)

Net cash used in operating activities	(31,945)	(37,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(130,052)	(45,652)
Net cash paid for acquisitions	—	(205,236)
Other	(4,056)	—

Net cash used in investing activities	(134,108)	(250,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	249,000	168,000
Repayments under credit facilities	(600,425)	(24,000)
Net proceeds from issuance of long-term debt	267,811	—
Net investment from owners	—	5,625
Distributions paid to unit holders	(48,897)	(3,208)
Net proceeds from issuance of common limited partner units	320,221	119,389
Deferred financing costs, distribution equivalent rights and other	(1,892)	(7,206)

Net cash provided by financing activities	185,818	258,600

Net change in cash and cash equivalents	19,765	(29,565)
Cash and cash equivalents, beginning of year	23,188	54,708

Cash and cash equivalents, end of period	$42,953	$25,143

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Resource Partners, L.P. (the “Partnership”) is a publicly traded Delaware master-limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States. The Partnership sponsors and manages tax-advantaged investment partnerships, in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At June 30, 2013, Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), owned 100% of the general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls the Partnership, and an approximate 33.1% limited partner interest (20,962,485 common limited partner units) in the Partnership (see Note 16).

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The Partnership’s consolidated balance sheets at June 30, 2013 and December 31, 2012, the consolidated statements of operations for the three months ended June 30, 2013 and 2012, the consolidated statements of operations for the six months ended June 30, 2013, and the portion of the consolidated statement of operations for the six months ended June 30, 2012 subsequent to the transfer of assets on March 5, 2012 include the accounts of the Partnership and its wholly-owned subsidiaries. The portion of the consolidated statement of operations for the six months ended June 30, 2012 prior to the transfer of assets on March 5, 2012 was derived from the separate records maintained by ATLS and may not necessarily be indicative of the conditions that would have existed if the Partnership had been operated as an unaffiliated entity. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Such estimates included allocations made from the historical accounting records of ATLS, based on management’s best estimates, in order to derive the financial statements of the Partnership for the periods presented prior to March 5, 2012. Actual balances and results could be different from those estimates. Transactions between the Partnership and other ATLS operations have been identified in the consolidated statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated.

In accordance with established practice in the oil and gas industry, the Partnership’s consolidated financial statements include its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the energy partnerships in which the Partnership has an interest (“the Drilling Partnerships”). Such interests typically range from 20% to 41%. The Partnership’s consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of the Drilling Partnerships. Rather, the Partnership calculates these items specific to its own economics as further explained under the heading “Property, Plant and Equipment” elsewhere within this note.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2013 and 2012 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the Partnership’s management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of the Partnership’s customers’ credit information. The Partnership extends credit on sales on an unsecured basis to many of its customers. At June 30, 2013 and December 31, 2012, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Inventory

The Partnership had $5.6 million and $5.3 million of inventory at June 30, 2013 and December 31, 2012, respectively, which were included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. The Partnership values inventories at the lower of cost or market. The Partnership’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by the Partnership for the three and six months ended June 30, 2013 and 2012.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment, net on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of the Partnership’s estimate of their fair values at December 31, 2012. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement. There were no impairments of proved gas and oil properties recorded by the Partnership for the three and six months ended June 30, 2013 and 2012.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds by the Partnership was 5.9% and 3.1% for the three months ended June 30, 2013 and 2012, respectively, and 6.0% and 3.2% for the six months ended June 30, 2013 and 2012, respectively. The aggregate amount of interest capitalized by the Partnership was $3.4 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $6.9 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Intangible Assets

The Partnership recorded its intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. The Partnership amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012	Estimated Useful Lives In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,188)	(13,024)

Net Carrying Amount	$1,156	$1,320

Amortization expense on intangible assets was $0.1 million and approximately $45,000 for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2013 - $0.4 million; 2014 - $0.3 million; 2015 - $0.2 million; 2016 - $0.1 million and 2017 - $0.1 million.

Goodwill

At June 30, 2013 and December 31, 2012, the Partnership had $31.8 million of goodwill recorded in connection with its prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the three and six months ended June 30, 2013 and 2012.

The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units. The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Partnership’s assets and the available market data of the industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. Management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and six months ended June 30, 2013 and 2012, no impairment indicators arose, and no goodwill impairments were recognized by the Partnership.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2009. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of June 30, 2013, except for an examination by the IRS related to one of its subsidiaries’ Federal Partnership Return for the period ended December 31, 2011.

Stock-Based Compensation

The Partnership recognizes all share-based payments to employees, including grants of employee stock options, in the consolidated financial statements based on their fair values (see Note 14).

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s and the preferred unitholders’ interests, by the weighted average number of common limited partner units outstanding during the period. Net income (loss) attributable to common limited partners is determined by deducting net income attributable to participating securities, if applicable, income (loss) attributable to preferred limited partners and net income (loss) attributable to the General Partner’s Class A units. The General Partner’s interest in net income (loss) is calculated on a quarterly basis based upon its Class A units and incentive distributions to be distributed for the quarter (see Note 13), with a priority allocation of net income to the General Partner’s incentive distributions, if any, in accordance with the partnership agreement, and the remaining net income (loss) allocated with respect to the General Partner’s and limited partners’ ownership interests.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(6,176)	$(16,707)	$(11,553)	$(22,915)
Income applicable to owner’s interest (period prior to transfer of assets on March 5, 2012)	—	—	—	(250)
Preferred limited partner dividends	(2,071)	—	(4,028)	—

Net loss attributable to common limited partners and the general partner	(8,247)	(16,707)	(15,581)	(23,165)
Less: General partner’s interest	(1,022)	334	(1,323)	463

Net loss attributable to common limited partners	(9,269)	(16,373)	(16,904)	(22,702)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—	—

Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(9,269)	$(16,373)	$(16,904)	$(22,702)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended June 30, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 923,000 and 420,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the six months ended June 30, 2013 and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 960,000 and 324,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common limited partner units - basic	47,007	30,307	45,499	29,367
Add effect of dilutive incentive awards(1)	—	—	—	—
Add effect of dilutive convertible preferred limited partner units(2)	—	—	—	—

Weighted average number of common limited partner units - diluted	47,007	30,307	45,499	29,367

(1)

For the three months ended June 30, 2013 and 2012, approximately 923,000 units and 420,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, approximately 960,000 units and 324,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

(2)

For the three and six months ended June 30, 2013, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. No potential common limited partner units were excluded from the computation of diluted earnings attributable to common limited partners per unit for the three and six months ended June 30, 2012.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Partnership had unbilled revenues at June 30, 2013 and December 31, 2012 of $40.6 million and $33.4 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s consolidated financial statements, and at June 30, 2013, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 8).

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220) (“Update 2013-02”). Update 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified to net income in its entirety is in the same reporting period as incurred. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to reference to other disclosures that provide additional detail about those amounts. Entities are required to implement the amendments prospectively for reporting periods beginning after December 15, 2012, with early adoption being permitted. The Partnership adopted the requirements of Update 2013-02 upon its effective date of January 1, 2013, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“Update 2013-11”), which, among other changes, requires an entity to present an unrecognized tax benefit as a liability and not net with deferred tax assets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes under the tax law of the applicable jurisdiction that would result from the disallowance of a tax position or when the tax law of the applicable tax jurisdiction does not require, and the entity does not intend to, use the deferred tax asset for such purpose. These requirements are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption is permitted. These amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Partnership will apply the requirements of Update 2013-11 upon its effective date of January 1, 2014, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“Update 2013-10”). Currently, Topic 815 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. In addition, only the interest rates on direct Treasury obligations of the U.S. Government (“UST”) and the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. Update 2013-10 amends Topic 815 to include the Overnight Index Swap Rate (“OIS”), also referred to as the Fed Funds Effective Swap Rate, as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. Update 2013-10 is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Partnership will apply the requirements of Update 2013-10 upon its effective date of July 17, 2013, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Accounts receivable	$10,721
Prepaid expenses and other	2,100

Total current assets	12,821

Property, plant and equipment	263,194
Other assets, net	273

Total assets acquired	$276,288

Liabilities:
Accounts payable	$7,760
Accrued liabilities	2,910

Total current liabilities	10,670

Asset retirement obligation and other	8,169

Total liabilities assumed	18,839

Net assets acquired	$257,449

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Natural gas and oil properties	$190,946

Liabilities:
Asset retirement obligation	3,903

Net assets acquired	$187,043

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$257,863	$244,476
Pre-development costs	3,750	1,935
Wells and related equipment	1,350,304	1,222,475

Total proved properties	1,611,917	1,468,886
Unproved properties	293,631	292,053
Support equipment	14,300	13,110

Total natural gas and oil properties	1,919,848	1,774,049
Pipelines, processing and compression facilities	37,009	33,092	2 – 40
Rights of way	267	784	20 – 40
Land, buildings and improvements	8,631	8,283	3 – 40
Other	12,163	9,762	3 – 10

	1,977,918	1,825,970

Less – accumulated depreciation, depletion and amortization	(564,809)	(523,742)

	$1,413,109	$1,302,228

During the three and six months ended June 30, 2013, the Partnership recognized $0.7 million and $1.4 million, respectively, of loss on asset disposal, pertaining to its decision not to drill wells on leasehold property that expired during the three and six months ended June 30, 2013 in Indiana and Tennessee.

During the six months ended June 30, 2012, the Partnership recognized a $7.0 million loss on asset disposal, pertaining to its decision to terminate a farm out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm out agreement contained certain well drilling targets for the Partnership to maintain ownership of the South Knox processing plant, which the Partnership’s management decided in 2012 not to achieve due to the then current natural gas price environment. As a result, the Partnership’s management forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the year ended December 31, 2012.

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

NOTE 5 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $8,185 and $2,388 at June 30, 2013 and December 31, 2012, respectively	$16,748	$14,467
Notes receivable	4,312	—
Other	1,908	1,655

	$22,968	$16,122

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 7). Amortization expense of deferred finance costs was $1.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $2.6 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the six months ended June 30, 2013, the Partnership also recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of its term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of senior unsecured notes due 2021 (“7.75% Senior Notes”) (see Note 7). There was no accelerated amortization of deferred financing costs during the three months ended June 30, 2013 and 2012 and during the six months ended June 30, 2012.

At June 30, 2013, the Partnership had notes receivable with certain investors of its Drilling Partnerships, which was included within other assets, net on the Partnership’s consolidated balance sheet. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three and six months ended June 30, 2013, approximately $25,000 of interest income was recognized within other, net on the Partnership’s consolidated statement of operations. There was no interest income recognized for the three and six months ended June 30, 2012. At June 30, 2013, the Partnership recorded no allowance for credit losses within its consolidated balance sheet based upon payment history and ongoing credit evaluations.

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

The Partnership proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At June 30, 2013, the Drilling Partnerships had $58.4 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of the Partnership’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, the Partnership maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. During both the three and six months ended June 30, 2013, the Partnership withheld approximately $40,000 of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. No amounts were withheld during the three and six months ended June 30, 2012. The Partnership’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of the useful life. On a partnership-by-partnership basis, the Partnership assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity prices, the natural decline in the production of the wells, and current and future costs.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset retirement obligations, beginning of year	$66,386	$46,538	$64,794	$45,779
Liabilities incurred	599	3,911	1,244	4,092
Liabilities settled	(216)	(132)	(223)	(250)
Accretion expense	963	729	1,917	1,425

Asset retirement obligations, end of period	$67,732	$51,046	$67,732	$51,046

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Partnership’s consolidated balance sheets.

NOTE 7 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$276,000
Term loan credit facility	—	75,425
7.75 % Senior Notes – due 2021	275,000	—

Total debt	275,000	351,425
Less current maturities	—	—

Total long-term debt	$275,000	$351,425

Credit Facility

At June 30, 2013, the Partnership had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $430.0 million, which is scheduled to mature in March 2016 (see Note 16). At June 30, 2013, no amounts were outstanding under the credit facility. In January 2013, the Partnership repaid in full its $75.4 million term loan credit facility, which was scheduled to mature in May 2014, with proceeds from its issuance of 7.75% Senior Notes. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at June 30, 2013. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by substantially all of the Partnership’s subsidiaries. Borrowings under the credit facility bear interest, at the Partnership’s election, at either LIBOR plus an applicable margin between 1.75% and 3.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.75% and 2.00% per annum. The Partnership is also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on the Partnership’s consolidated statements of operations.

The revolving credit agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of June 30, 2013. The credit agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter ending on or before December 31, 2013 and 4.0 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s credit agreement, its ratio of current assets to current liabilities was 3.9 to 1.0, and its ratio of Total Funded Debt to EBITDA was 2.3 to 1.0 at June 30, 2013.

Senior Notes

On January 23, 2013, the Partnership issued $275.0 million of its 7.75% Senior Notes due 2021 in a private placement transaction at par. During the six months ended June 30, 2013, the Partnership used the net proceeds of approximately $267.8 million, net of underwriting fees and other offering costs of $7.2 million, to repay all of the indebtedness and accrued interest outstanding under its term loan credit facility and a portion of the amounts outstanding under its revolving credit facility. Under the terms of the Partnership’s revolving credit facility, the borrowing base was reduced by 15% of the 7.75% Senior Notes to $368.8 million. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of June 30, 2013.

In connection with the issuance of the 7.75% Senior Notes, the Partnership entered into registration rights agreements, whereby it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If the Partnership does not meet the aforementioned deadline, the 7.75% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that the Partnership causes the exchange offer to be consummated. On July 1, 2013, the Partnership filed its registration statement with the SEC in satisfaction of certain requirements of the registration rights agreement.

The 7.75% Senior Notes are guaranteed by all of the Partnership’s material subsidiaries. As of June 30, 2013, the Partnership was a holding company and had no independent assets or operations of its own. The guarantees under the 7.75% Senior Notes are full and unconditional and joint and several, and any subsidiaries of the Partnership other than the subsidiary guarantors are minor. There are no restrictions on the Partnership’s ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

Cash payments for interest by the Partnership were $3.7 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

Management formally documents all relationships between the Partnership’s hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. Management assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management of the Partnership through the utilization of market data, will be recognized immediately within other, net in the Partnership’s consolidated statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income and reclassifies the portion relating to commodity derivatives to gas and oil production revenues within the Partnership’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, management recognizes changes in fair value within other, net in the Partnership’s consolidated statements of operations as they occur.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its consolidated balance sheets of $47.5 million and $20.3 million at June 30, 2013 and December 31, 2012, respectively. Of the $36.3 million of net gain in accumulated other comprehensive income on the Partnership’s consolidated balance sheet at June 30, 2013, if the fair values of the instruments remain at current market values, the Partnership will reclassify $21.2 million of gains to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $15.1 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes. Approximately $0.5 million of derivative loss was reclassified from other comprehensive income related to derivative instruments entered into during the three and six months ended June 30, 2013.

The following table summarizes the gain recognized in the Partnership’s consolidated statements of operations for effective derivative instruments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain reclassified from accumulated other comprehensive income:
Gas and oil production revenue	$(2,286)	$(6,739)	$(3,279)	$(9,339)

Total	$(2,286)	$(6,739)	$(3,279)	$(9,339)

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets

As of June 30, 2013
Current portion of derivative assets	$37,766	$(2,191)	$35,575
Long-term portion of derivative assets	18,377	(6,209)	12,168
Current portion of derivative liabilities	20	(20)	—
Long-term portion of derivative liabilities	622	(622)	—

Total derivative assets	$56,785	$(9,042)	$47,743

As of December 31, 2012
Current portion of derivative assets	$14,248	$(1,974)	$12,274
Long-term portion of derivative assets	14,724	(5,826)	8,898
Long-term portion of derivative liabilities	800	(800)	—

Total derivative assets	$29,772	$(8,600)	$21,172

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
Offsetting Derivative Liabilities

As of June 30, 2013
Current portion of derivative assets	$(2,191)	$2,191	$—
Long-term portion of derivative assets	(6,209)	6,209	—
Current portion of derivative liabilities	(92)	20	(72)
Long-term portion of derivative liabilities	(752)	622	(130)

Total derivative liabilities	$(9,244)	$9,042	$(202)

As of December 31, 2012
Current portion of derivative assets	$(1,974)	$1,974	$—
Long-term portion of derivative assets	(5,826)	5,826	—
Long-term portion of derivative liabilities	(1,688)	800	(888)

Total derivative liabilities	$(9,488)	$8,600	$(888)

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

In June 2013, the Partnership entered into contracts which provided the option to enter into swap contracts for future production periods (“swaptions”) up through September 30, 2013 for production volumes related to assets acquired from EP Energy E&P Company L.P. (“EP Energy”) (see Note 16). In connection with the swaption contracts, the Partnership paid premiums of $11.3 million, which represented their fair value on the date the transactions were initiated and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet. Swaption contract premiums paid are amortized over the period from initiation of the contract through their termination date. For the three months ended June 30, 2013, the Partnership recognized approximately $1.3 million of amortization expense in other, net on the Partnership’s consolidated statement of operations related to the swaption contracts.

During the six months ended June 30, 2012, the Partnership entered into contracts which provided the option to enter into swaptions up through May 31, 2012 for production volumes related to wells acquired from Carrizo (see Note 3). In connection with the swaption contracts, the Partnership paid premiums of $4.6 million, which represented their fair value on the date the transactions were initiated and was initially recorded as a derivative asset on the Partnership’s consolidated balance sheet and was fully amortized as of June 30, 2012. For the three and six months ended June 30, 2012, the Partnership recorded approximately $3.6 million and $4.6 million, respectively, of amortization expense in other, net on the Partnership’s consolidated statements of operations related to the swaption contracts.

The Partnership recognized gains of $2.3 million and $6.7 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $9.3 million for the six months ended June 30, 2013 and 2012, respectively, on settled contracts covering commodity production. These gains and losses were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2013 and 2012 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At June 30, 2013, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	14,694,800	$3.821	$2,599
2014	31,353,000	$4.139	7,160
2015	27,234,500	$4.237	2,580
2016	33,746,300	$4.359	990
2017	24,120,000	$4.538	(720)
2018	3,960,000	$4.716	(472)

			$12,137

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	2,760,000	$4.395	$2,252
2013	Calls sold	2,760,000	$5.443	(32)
2014	Puts purchased	3,840,000	$4.221	2,287
2014	Calls sold	3,840,000	$5.120	(418)
2015	Puts purchased	3,480,000	$4.234	1,903
2015	Calls sold	3,480,000	$5.129	(731)

				$5,261

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	14,280,000	$3.957	$5,965

				$5,965

Natural Gas Put Options – Drilling Partnership

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2013	Puts purchased	1,080,000	$3.450	$124
2014	Puts purchased	1,800,000	$3.800	574
2015	Puts purchased	1,440,000	$4.000	546
2016	Puts purchased	1,440,000	$4.150	584

				$1,828

Natural Gas Fixed Price Swaptions

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	26,880,000	$4.159	12,816
2015	17,760,000	$4.297	6,649

			$19,465

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	63,000	$93.656	$(99)
2014	105,000	$91.571	169
2015	96,000	$88.550	282
2016	84,000	$85.651	233
2017	60,000	$83.780	157

			$742

Natural Gas Liquids Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2014	2,520,000	$0.303	$98

			$98

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	262,850	$92.307	$(766)
2014	414,000	$91.727	692
2015	411,000	$88.030	1,009
2016	165,000	$85.931	503
2017	72,000	$84.175	215

			$1,653

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2013	Puts purchased	35,000	$90.000	$75
2013	Calls sold	35,000	$116.396	(10)
2014	Puts purchased	41,160	$84.169	227
2014	Calls sold	41,160	$113.308	(63)
2015	Puts purchased	29,250	$83.846	240
2015	Calls sold	29,250	$110.654	(77)

				$392

Total net assets				$47,541

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu ethane prices, as applicable.

At June 30, 2013, the Partnership had net cash proceeds of $4.2 million related to hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. The Partnership will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of June 30, 2013 and December 31, 2012.

In June 2012, the Partnership entered into natural gas put option contracts, which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At June 30, 2013, net unrealized derivative assets of $1.8 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

The derivatives payable to the Drilling Partnerships related to both the hedge monetization proceeds and future natural gas production of the Drilling Partnerships at June 30, 2013 and December 31, 2012 were included in the Partnership’s consolidated balance sheets as follows (in thousands):

	June 30, 2013	December 31, 2012
Current portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	$(5,560)	$(10,748)
Hedge contracts covering future natural gas production	(409)	(545)

Long-term portion of derivative payable to Drilling Partnerships:
Hedge monetization proceeds	1,381	(205)
Hedge contracts covering future natural gas production	(1,419)	(2,224)

	$(6,007)	$(13,722)

At June 30, 2013, the Partnership had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships will have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), the Partnership is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. The Partnership, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Information for assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Derivative assets, gross
Commodity swaps	$—	$22,544	$—	$22,544
Commodity puts	—	7,793	—	7,793
Commodity options	—	6,983	—	6,983
Commodity swaptions	—	19,465	—	19,465

Total derivative assets, gross	—	56,785	—	56,785

Derivative liabilities, gross
Commodity swaps	—	(7,914)	—	(7,914)
Commodity puts	—	—	—	—
Commodity options	—	(1,330)	—	(1,330)

Total derivative liabilities, gross	—	(9,244)	—	(9,244)

Total derivatives, fair value, net	$—	$47,541	$—	$47,541

As of December 31, 2012
Derivative assets, gross
Commodity swaps	$—	$15,859	$—	$15,859
Commodity puts	—	2,991	—	2,991
Commodity options	—	10,923	—	10,923

Total derivative assets, gross	—	29,773	—	29,773

Derivative liabilities, gross
Commodity swaps	—	(6,813)	—	(6,813)
Commodity puts	—	—	—	—
Commodity options	—	(2,676)	—	(2,676)

Total derivative liabilities, gross	—	(9,489)	—	(9,489)

Total derivatives, fair value, net	$—	$20,284	$—	$20,284

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair value of the Partnership’s long-term debt at June 30, 2013, which consists of its 7.75% Senior Notes and outstanding borrowings under its revolving credit facility (see Note 7), was $256.3 million compared with the carrying amount of $275.0 million. At June 30, 2013 and December 31, 2012, the carrying value of outstanding borrowings under the Partnership’s revolving credit facility (see Note 7), which bears interest at variable interest rates, approximated its estimated fair value. The estimated fair value of the Partnership’s 7.75% Senior Notes was based upon the market approach and calculated using yields of the Partnership as provided by financial institutions and thus was categorized as a Level 3 value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Management estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates. Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$599	$599	$3,911	$3,911

Total	$599	$599	$3,911	$3,911

	Six Months Ended June 30,
	2013		2012
	Level 3	Total	Level 3	Total
Asset retirement obligations	$1,244	$1,244	$4,092	$4,092

Total	$1,244	$1,244	$4,092	$4,092

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

Relationship with Atlas Pipeline Partners, L.P. (“APL”). In the Chattanooga Shale, a portion of the natural gas produced by the Partnership is gathered and processed by its affiliate, APL. For both three month periods ended June 30, 2013 and 2012, $0.1 million of gathering fees were paid by the Partnership to APL. For the six months ended June 30, 2013 and 2012, $0.2 million and $0.2 million of gathering fees were paid by the Partnership to APL, respectively.

In Lycoming County, Pennsylvania, APL has agreed to provide assistance in the design and construction management services for the Partnership with respect to a pipeline. The total estimated price for the project is under $2.5 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by the Partnership, as managing general partner. The Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, as of June 30, 2013, the management of the Partnership believes that any such liability incurred would not be material. Also, the Partnership has agreed to subordinate a portion of its share of net partnership revenues from the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% per year determined on a cumulative basis, over a specific period, typically the first five to seven years, in accordance with the terms of the partnership agreements. For the three months ended June 30, 2013 and 2012, $2.1 million and $1.4 million, respectively, and $4.3 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

The Partnership is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

As of June 30, 2013, the Partnership is committed to expend approximately $41.7 million, principally on drilling and completion expenditures and throughput commitments.

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

NOTE 12 – ISSUANCES OF UNITS

Equity Offerings

In June 2013, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from EP Energy (see Note 16), the Partnership sold an aggregate of 14,950,000 (including a 1,950,000 over-allotment) of its common limited partner units in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. The Partnership utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see Note 7).

In May 2013, the Partnership entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, the Partnership may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. The Partnership will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the three and six months ended June 30, 2013, the Partnership issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.1 million, net of $0.3 million in commissions paid. The Partnership utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility.

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

Distributions declared by the Partnership from its formation through June 30, 2013 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner’s Class A Units

May 15, 2012	March 31, 2012	$0.12	(1)	$3,144	$—	$64
August 14, 2012	June 30, 2012	$0.40		$12,891	$—	$263
November 14, 2012	September 30, 2012	$0.43		$15,510	$1,652	$350
February 14, 2013	December 31, 2012	$0.48		$21,107	$1,841	$618

May 15, 2013	March 31, 2013	$0.51		$22,428	$1,957	$946

(1)	Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date ATLS’ exploration and production assets were transferred to the Partnership, to March 31, 2012.

On July 24, 2013, the Partnership declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $36.1 million distribution, including $1.9 million and $2.1 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2013 to unitholders of record at the close of business on August 6, 2013.

NOTE 14 – BENEFIT PLAN

2012 Long-Term Incentive Plan

The Partnership’s 2012 Long-Term Incentive Plan (“2012 LTIP”), effective March 2012, provides incentive awards to officers, employees and directors and employees of the general partner and its affiliates, consultants and joint venture partners (collectively, the “Participants”), who perform services for the Partnership. The 2012 LTIP is administered by the board of the general partner, a committee of the board or the board (or committee of the board) of an affiliate (the “LTIP Committee”). Under the 2012 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 2,900,000 common limited partner units. At June 30, 2013, the Partnership had 2,340,682 phantom units, restricted units and restricted options outstanding under the 2012 LTIP with 355,109 phantom units, restricted units and unit options available for grant.

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

Phantom Units

Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property. Phantom units are subject to terms and conditions determined by the LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the LTIP Committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by the Partnership with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the 2012 LTIP generally will vest 25% of the original granted amount on each of the next four anniversaries of the date of grant. Of the phantom units outstanding under the 2012 LTIP at June 30, 2013, 235,565 units will vest within the following twelve months. All phantom units outstanding under the 2012 LTIP at June 30, 2013 include DERs. During the three and six months ended June 30, 2013, the Partnership paid $0.5 million and $1.0 million, respectively, with respect to the 2012 LTIP’s DERs. During the three and six months ended June 30, 2012, respectively, the Partnership paid $400 with respect to DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheet.

The following table sets forth the 2012 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,025,261	$24.53	—	$—
Granted	8,540	24.09	810,476	24.69
Vested and issued(1)	(168,994)	24.69	—	—
Forfeited	(18,875)	24.03	—	—

Outstanding, end of period(2)(3)	845,932	$24.51	810,476	$24.69

Vested and not yet issued(4)	32,750	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$2,231		$1,740

	Six Months Ended June 30,
	2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	948,476	$24.76	—	$—
Granted	91,790	22.15	810,476	24.69
Vested and issued(1)	(171,459)	24.69	—	—
Forfeited	(22,875)	24.23	—	—

Outstanding, end of period(2)(3)	845,932	$24.51	810,476	$24.69

Vested and not yet issued(4)	32,750	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$5,284		$1,740

(1)	The intrinsic value of phantom unit awards vested and issued during the three and six months ended June 30, 2013 was $4.1 million and $4.2 million, respectively. No phantom unit awards vested and were issued during the three and six months ended June 30, 2012.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2013 was $18.5 million.
(3)	There was approximately $38,000 and $31,000 recognized as liabilities on the Partnership’s consolidated balance sheet at June 30, 2013 and December 31, 2012, respectively, representing 6,748 and 3,476 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $25.93 and $28.75 at June 30, 2013 and December 31, 2012, respectively. There was $12,000 classified within liabilities on the Partnership’s consolidated balance sheet at June 30, 2012, representing 3,476 units due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $28.75 at June 30, 2012.
(4)	The intrinsic value of phantom unit awards vested, but not yet issued at June 30, 2013 was $0.8 million. No phantom unit awards had vested, but had not yet been issued at June 30, 2012.

At June 30, 2013, the Partnership had approximately $12.0 million in unrecognized compensation expense related to unvested phantom units outstanding under the 2012 LTIP based upon the fair value of the awards.

Unit Options

A unit option is the right to purchase a Partnership common unit in the future at a predetermined price (the exercise price). The exercise price of each option is determined by the LTIP Committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted. The LTIP Committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method by which the exercise price may be paid by the Participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the 2012 LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 372,000 unit options outstanding under the 2012 LTIP at June 30, 2013 that will vest within the following twelve months. No cash was received from the exercise of options for the three and six months ended June 30, 2013 and 2012.

The following table sets forth the 2012 LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,513,500	$24.67	—	$—
Granted	500	25.35	1,499,500	24.67
Exercised(1)	—	—	—	—
Forfeited	(19,250)	24.68	—	—

Outstanding, end of period(2)(3)	1,494,750	$24.67	1,499,500	$24.67

Options exercisable, end of period(4)	374,375	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$771		$1,274

	Six Months Ended June 30,
	2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,515,500	$24.68	—	$—
Granted	2,500	22.88	1,499,500	24.67
Exercised(1)	—	—	—	—
Forfeited	(23,250)	24.76	—	—

Outstanding, end of period(2)(3)	1,494,750	$24.67	1,499,500	$24.67

Options exercisable, end of period(4)	374,375	$24.67	—	$—

Non-cash compensation expense recognized (in thousands)		$1,965		$1,274

(1)	No options were exercised during three and six months ended June 30, 2013 and 2012.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2013 was 8.9 years.
(3)	There was no aggregate intrinsic value of options outstanding at June 30, 2013.
(4)	The weighted average remaining contractual life for exercisable options at June 30, 2013 was 8.9 years. There were no aggregate intrinsic values of options exercisable at June 30, 2013 and 2012. No options were exercisable at June 30, 2012.

At June 30, 2013, the Partnership had approximately $3.9 million in unrecognized compensation expense related to unvested unit options outstanding under the 2012 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	7.3%	1.5%	6.7%	1.5%
Expected unit price volatility	44.0%	47.0%	44.0%	47.0%
Risk-free interest rate	1.1%	1.0%	1.1%	1.0%
Expected term (in years)	6.88	6.25	6.35	6.25
Fair value of unit options granted	$4.91	$9.79	$4.86	$9.79

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

NOTE 15 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gas and oil production:
Revenues	$47,094	$19,460	$93,158	$36,624
Operating costs and expenses	(19,035)	(4,447)	(34,251)	(8,952)
Depreciation, depletion and amortization expense	(20,580)	(9,520)	(40,276)	(17,087)

Segment income	$7,479	$5,493	$18,631	$10,585

Well construction and completion:
Revenues	$24,851	$12,241	$81,329	$55,960
Operating costs and expenses	(21,609)	(10,606)	(70,721)	(48,301)

Segment income	$3,242	$1,635	$10,608	$7,659

Other partnership management:(1)
Revenues	$11,381	$5,344	$20,887	$15,562
Operating costs and expenses	(7,264)	(6,367)	(13,995)	(13,471)
Depreciation, depletion and amortization expense	(1,617)	(1,302)	(3,129)	(2,843)

Segment income (loss)	$2,500	$(2,325)	$3,763	$(752)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Gas and oil production	$7,479	$5,493	$18,631	$10,585
Well construction and completion	3,242	1,635	10,608	7,659
Other partnership management	2,500	(2,325)	3,763	(752)

Total segment income	13,221	4,803	33,002	17,492
General and administrative expenses(2)	(14,217)	(20,538)	(31,784)	(32,280)
Interest expense(2)	(4,508)	(956)	(11,397)	(1,106)
Loss on asset sales and disposal(2)	(672)	(16)	(1,374)	(7,021)

Net loss	$(6,176)	$(16,707)	$(11,553)	$(22,915)

Capital expenditures:
Gas and oil production	$63,773	$24,095	$116,099	$41,261
Other partnership management	2,595	691	3,410	1,018
Corporate and other	5,197	1,908	10,543	3,373

Total capital expenditures	$71,565	$26,694	$130,052	$45,652

	June 30, 2013	December 31, 2012
Balance sheet
Goodwill:
Gas and oil production	$18,145	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$31,784	$31,784

Total assets:
Gas and oil production	$1,480,475	$1,342,403
Well construction and completion	18,327	62,472
Other partnership management	50,371	47,097
Corporate and other	75,722	46,980

	$1,624,895	$1,498,952

(1)	Includes revenues and expenses from well services, gathering and processing, administration and oversight and other, net that do not meet the quantitative threshold for reporting segment information.
(2)

The Partnership notes that loss on asset sales and disposal, general and administrative expenses and interest expense have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 16 – SUBSEQUENT EVENTS

EP Energy Acquisition. On July 31, 2013, the Partnership completed the acquisition of assets from EP Energy, a wholly-owned subsidiary of EP Energy, LLC, and EPE Nominee Corp. Pursuant to the purchase and sale agreements, the Partnership acquired certain assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments, while ATLS acquired certain assets from EP Energy for approximately $64.5 million in cash, net of purchase price adjustments (collectively the “EP Energy Acquisition”). The assets acquired included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico and the Black Warrior Basin in central Alabama. The EP Energy Acquisition was subject to customary closing conditions and had an effective date of May 1, 2013.

Issuance of Preferred Units. In connection with the closing of the EP Energy Acquisition on July 31, 2013, the Partnership issued $86.6 million of its newly created Class C convertible preferred units to ATLS, at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4 (2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution will be paid for the quarter ending September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time prior to the date that is three years following the date of the issuance of the Class C preferred units. Unless previously converted, all Class C preferred units will convert into common units on the date that is three years following the date of the issuance of the Class C preferred units. Upon issuance of the Class C preferred units, ATLS, as purchaser of the Class C preferred units, received 562,497 warrants to purchase the Partnership’s common units at an exercise price equal to the face value of the Class C preferred units. ATLS was granted certain registration rights with respect to the common units underlying the Class C preferred units and the common units issuable upon exercise of the warrants.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, the Partnership entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. The Partnership agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants.

Credit Facility Amendment. On July 31, 2013, in connection with the acquisition of assets from EP Energy, the Partnership entered into a second amended and restated credit agreement (“Credit Agreement”), which included the following changes:

•	extended the maturity date of the facility to July 31, 2018;

•	increased the borrowing base to $835.0 million and the maximum facility amount to $1.5 billion;

•

decreased the applicable margin on Eurodollar loans to between 1.75% and 2.75%, and the applicable margin on alternative base rate loans to between 0.75% and 1.75%, in each case depending upon the utilization of the borrowing base;

•

revised the ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (or, in the case of quarters ending on or before December 31, 2013, Annualized EBITDA) to be 4.50 to 1.0 as of the last day of the quarter ended September 13, 2013, 4.25 to 1.0 as of the last day of the quarters ended December 31, 2013 and March 31, 2014, and 4.00 to 1.0 as of the last day of each quarter thereafter;

•	removed the interest coverage covenant; and

•	added covenants requiring the Partnership to enter into natural gas derivative swaps agreements with respect to the assets acquired in the EP Energy Acquisition.

Senior Notes. On July 30, 2013, the Partnership issued $250.0 million of 9.25% Senior Notes due August 15, 2021 (“9.25% Senior Notes”) in a private placement transaction at a discount of 99.297%, resulting in net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs. Interest will accrue from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time prior to August 15, 2017, the Partnership may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.624%. On or after August 15, 2018, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2019, the Partnership may redeem up to 35% of the 9.25% Senior Notes with the proceeds received from certain equity offerings at 100.0%. Under certain conditions, including if the Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, the Partnership must offer to repurchase the 9.25% Senior Notes.

Cash Distribution. On July 24, 2013, the Partnership declared a cash distribution of $0.54 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $36.1 million distribution, including $1.9 million and $2.1 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2013 to unitholders of record at the close of business on August 6, 2013.

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

At June 30, 2013, Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), owned 100% of our general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls us, and an approximate 33.1% limited partner interest (20,962,485 common limited partner units) in us.

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

FINANCIAL PRESENTATION

Our consolidated balance sheets at June 30, 2013 and December 31, 2012, the consolidated statements of operations for the three months ended June 30, 2013 and 2012, the consolidated statements of operations for the six months ended June 30, 2013, and the portion of the consolidated statement of operations for the six months ended June 30, 2012 subsequent to the transfer of assets on March 5, 2012 include our accounts and our wholly-owned subsidiaries. The portion of the consolidated statement of operations for the six months ended June 30, 2012 prior to the transfer of assets on March 5, 2012 was derived from the separate records maintained by ATLS and may not necessarily be indicative of the conditions that would have existed if we had been operated as an unaffiliated entity. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Such estimates included allocations made from the historical accounting records of ATLS, based on management’s best estimates, in order to derive our financial statements for the periods presented prior to the transfer of assets. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements.

SUBSEQUENT EVENTS

EP Energy Acquisition. On July 31, 2013, we completed the acquisition of assets from EP Energy E&P Company, L.P., a wholly-owned subsidiary of EP Energy, LLC, and EPE Nominee Corp (“EP Energy”). Pursuant to the purchase and sale agreements, we acquired certain assets from EP Energy for approximately $705.9 million in cash, net of purchase price adjustments, while ATLS acquired certain assets from EP Energy for approximately $64.5 million in cash, net of purchase price adjustments (collectively the “EP Energy Acquisition”). The assets acquired included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico and the Black Warrior Basin in central Alabama. The EP Energy Acquisition was subject to customary closing conditions and had an effective date of May 1, 2013.

Issuance of Preferred Units. In connection with the closing of the EP Energy Acquisition on July 31, 2013, we issued $86.6 million of our newly created Class C convertible preferred units to ATLS, at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4 (2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution will be paid for the quarter ending September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time prior to the date that is three years following the date of the issuance of the Class C preferred units. Unless previously converted, all Class C preferred units will convert into common units on the date that is three years following the date of the issuance of the Class C preferred units. Upon issuance of the Class C preferred units, ATLS, as purchaser of the Class C preferred units, received 562,497 warrants to purchase our common units at an exercise price equal to the face value of the Class C preferred units. ATLS was granted certain registration rights with respect to the common units underlying the Class C preferred units and the common units issuable upon exercise of the warrants.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, we entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. We agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants.

Credit Facility Amendment. On July 31, 2013, in connection with the acquisition of assets from EP Energy, we entered into a second amended and restated credit agreement (“Credit Agreement”), which included the following changes:

•	extended the maturity date of the facility to July 31, 2018;

•	increased the borrowing base to $835.0 million and the maximum facility amount to $1.5 billion;

•

decreased the applicable margin on Eurodollar loans to between 1.75% and 2.75%, and the applicable margin on alternative base rate loans to between 0.75% and 1.75%, in each case depending upon the utilization of the borrowing base;

•

revised the ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (or, in the case of quarters ending on or before December 31, 2013, Annualized EBITDA) to be 4.50 to 1.0 as of the last day of the quarter ended September 13, 2013, 4.25 to 1.0 as of the last day of the quarters ended December 31, 2013 and March 31, 2014, and 4.00 to 1.0 as of the last day of each quarter thereafter;

•	removed the interest coverage covenant; and

•	added covenants requiring us to enter into natural gas derivative swaps agreements with respect to the assets acquired in the EP Energy Acquisition.

Senior Notes. On July 30, 2013, we issued $250.0 million of 9.25% Senior Notes due August 15, 2021 (“9.25% Senior Notes”) in a private placement transaction at a discount of 99.297%, resulting in net proceeds of approximately $242.8 million, net of underwriting fees and other offering costs. Interest will accrue from July 30, 2013, and is payable semi-annually on February 15 and August 15, with the first interest payment date being February 15, 2014. At any time prior to August 15, 2017, we may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.624%. On or after August 15, 2018, we may redeem some or all of the 9.25% Senior Notes at the redemption prices of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2019, we may redeem up to 35% of the 9.25% Senior Notes with the proceeds received from certain equity offerings at 100.0%. Under certain conditions, including if we sell certain assets and do not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, we must offer to repurchase the 9.25% Senior Notes.

Cash Distribution. On July 24, 2013, we declared a cash distribution of $0.54 per unit on our outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2013. The $36.1 million distribution, including $1.9 million and $2.1 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2013 to unitholders of record at the close of business on August 6, 2013.

RECENT DEVELOPMENTS

Common Unit Offering. In June 2013, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from EP Energy (see “Subsequent Events”), we sold an aggregate of 14,950,000 (including a 1,950,000 over-allotment) of our common limited partner units in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. We utilized the net proceeds from the sale to repay the outstanding balance under our revolving credit facility (see “Credit Facility”).

Equity Distribution Program. In May 2013, we entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, we may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the three and six months ended June 30, 2013, we issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.1 million, net of $0.3 million in commissions paid. We utilized the net proceeds from the sale to repay borrowings outstanding under our revolving credit facility (see “Issuance of Units”).

Senior Notes. On January 23, 2013, we issued $275.0 million of 7.75% senior unsecured notes due January 15, 2021 (“7.75% Senior Notes”) in a private placement transaction at par. During the six months ended June 30, 2013, we used the net proceeds of approximately $267.8 million, net of underwriting fees and other offering costs of $7.2 million, to repay all of the indebtedness and accrued interest outstanding under our term loan credit facility and a portion of the amounts outstanding under our revolving credit facility (see “Credit Facility”). Under the terms of our revolving credit facility, the borrowing base was reduced by 15% of the 7.75% Senior Notes to $368.8 million. In connection with the retirement of our term loan credit facility and the reduction in our revolving credit facility borrowing base, we accelerated $3.2 million of amortization expense related to deferred financing costs during the six months ended June 30, 2013. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% Senior Notes contains covenants, including limitations of our ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets.

In connection with the issuance of the 7.75% Senior Notes, we entered into registration rights agreements, whereby we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If we do not meet the aforementioned deadline, the 7.75% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that we cause the exchange offer to be consummated. On July 1, 2013, we filed our registration statement with the SEC in satisfaction of certain requirements of the registration rights agreement.

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

•

Administration and oversight. For each well drilled by a Drilling Partnership, we receive a fixed fee between $15,000 and $400,000, depending on the type of well drilled. Additionally, the Drilling Partnership pays us a monthly per well administrative fee of $75 for the life of the well. Because we coinvest in the Drilling Partnerships, the net fee that we receive is reduced by our proportionate interest in the well;

•

Well services. Each Drilling Partnership pays us a monthly per well operating fee, currently $100 to $2,000, for the life of the well. Because we coinvest in the Drilling Partnerships, the net fee that we receive is reduced by our proportionate interest in the wells; and

•

Gathering. Each royalty owner, Drilling Partnership and certain other working interest owners pay us a gathering fee, which in general is equivalent to the fees we remit. In Appalachia, a majority of our Drilling Partnership wells are subject to a gathering agreement, whereby we remit a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, we charge our Drilling Partnership wells a 13% gathering fee. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

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

Our future gas and oil reserves, production, cash flow, our ability to make payments on our debt and our ability to make distributions to our unitholders, including ATLS, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas production from particular wells decreases. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, we have focused our natural gas, crude oil and NGL production operations in various shale plays throughout the United States. We have certain agreements which restrict our ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which will expire on February 17, 2014. Through June 30, 2013, we have established production positions in the following operating areas:

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

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross wells drilled:
Appalachia	—	5	—	14
Barnett/Marble Falls	17	—	31	—
Mississippi Lime/Hunton	8	2	13	2
Niobrara	—	—	—	51

Total	25	7	44	67

Our share of gross wells drilled(1):
Appalachia	—	2	—	4
Barnett/Marble Falls	13	—	26	—
Mississippi Lime/Hunton	2	1	6	1
Niobrara	—	—	—	15

Total	15	3	32	20

Gross wells turned in line:
Appalachia	—	10	1	28
Barnett/Marble Falls	10	—	37	—
Mississippi Lime/Hunton	9	—	10	—
Chattanooga	—	2	—	5
Niobrara	—	23	—	72

Total	19	35	48	105

(1)	Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage ownership in our Drilling Partnerships.

Production Volumes. The following table presents our total net natural gas, crude oil, and NGL production volumes and production per day for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	2,795	3,029	5,636	5,756
Oil (000’s Bbls)	26	25	51	51
Natural gas liquids (000’s Bbls)	—	1	—	4

Total (MMcfe)	2,950	3,185	5,942	6,084

Barnett/Marble Falls:
Natural gas (MMcf)	6,043	1,775	11,989	1,775
Oil (000’s Bbls)	78	—	149	—
Natural gas liquids (000’s Bbls)	250	3	480	3

Total (MMcfe)	8,014	1,793	15,763	1,793

Mississippi Lime/Hunton:
Natural gas (MMcf)	362	—	790	—
Oil (000’s Bbls)	10	—	13	—
Natural gas liquids (000’s Bbls)	22	—	44	—

Total (MMcfe)	559	—	1,134	—

Other Operating Areas:(3)
Natural gas (MMcf)	413	476	850	940
Oil (000’s Bbls)	2	1	3	3
Natural gas liquids (000’s Bbls)	36	38	71	74

Total (MMcfe)	638	714	1,296	1,402

Total:
Natural gas (MMcf)	9,613	5,280	19,266	8,470
Oil (000’s Bbls)	117	26	216	54
Natural gas liquids (000’s Bbls)	308	42	596	81

Total (MMcfe)	12,161	5,691	24,135	9,278

Production per day:(1)(2)
Appalachia:(3)
Natural gas (Mcfd)	30,715	33,290	31,139	31,625
Oil (Bpd)	283	274	280	281
Natural gas liquids (Bpd)	2	10	2	20

Total (Mcfed)	32,421	34,995	32,830	33,429

Barnett/Marble Falls:
Natural gas (Mcfd)	66,407	19,506	66,239	9,753
Oil (Bpd)	863	—	821	—
Natural gas liquids (Bpd)	2,748	32	2,653	16

Total (Mcfed)	88,070	19,699	87,086	9,849

Mississippi Lime/Hunton:
Natural gas (Mcfd)	3,978	—	4,365	—
Oil (Bpd)	115	—	72	—
Natural gas liquids (Bpd)	245	—	244	—

Total (Mcfed)	6,138	—	6,265	—

Other Operating Areas:(3)
Natural gas (Mcfd)	4,538	5,226	4,699	5,163
Oil (Bpd)	20	16	17	17
Natural gas liquids (Bpd)	392	421	393	407

Total (Mcfed)	7,012	7,847	7,161	7,703

Total:
Natural gas (Mcfd)	105,638	58,022	106,442	46,541
Oil (Bpd)	1,281	290	1,191	297
Natural gas liquids (Bpd)	3,386	463	3,292	443

Total (Mcfed)	133,641	62,541	133,341	50,981

(1)

Production quantities consist of the sum of (i) our proportionate share of production from wells in which we have a direct interest, based on our proportionate net revenue interest in such wells, and (ii) our proportionate share of production from wells owned by the Drilling Partnerships in which we have an interest, based on our equity interest in each such Drilling Partnership and based on each Drilling Partnership’s proportionate net revenue interest in these wells.

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

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 79% of our proved reserves on an energy equivalent basis at December 31, 2012. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for the three and six months ended June 30, 2013 and 2012, along with our average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$8,039	$9,133	$16,313	$20,102
Oil revenue	2,293	2,460	4,471	5,092
Natural gas liquids revenue	6	64	13	216

Total revenues	$10,338	$11,657	$20,797	$25,410

Barnett/Marble Falls:
Natural gas revenue	$17,228	$3,940	$34,680	$3,940
Oil revenue	7,178	2	13,457	2
Natural gas liquids revenue	6,354	147	12,615	147

Total revenues	$30,760	$4,089	$60,752	$4,089

Mississippi Lime/Hunton:
Natural gas revenue	$1,357	$—	$3,097	$—
Oil revenue	966	—	1,206	—
Natural gas liquids revenue	816	—	1,695	—

Total revenues	$3,139	$—	$5,998	$—

Other Operating Areas:(2)
Natural gas revenue	$1,759	$2,072	$3,349	$3,802
Oil revenue	158	131	267	286
Natural gas liquids revenue	940	1,511	1,995	3,037

Total revenues	$2,857	$3,714	$5,611	$7,125

Total:
Natural gas revenue	$28,383	$15,145	$57,439	$27,844
Oil revenue	10,595	2,593	19,401	5,380
Natural gas liquids revenue	8,116	1,722	16,318	3,400

Total revenues	$47,094	$19,460	$93,158	$36,624

Average sales price:
Natural gas (per Mcf):(3)
Total realized price, after hedge(4)	$3.31	$3.49	$3.32	$3.81
Total realized price, before hedge(4)	$3.47	$2.03	$3.18	$2.76
Oil (per Bbl):(3)
Total realized price, after hedge	$90.90	$98.31	$89.97	$99.89
Total realized price, before hedge	$92.33	$94.39	$91.63	$97.60

Natural gas liquids (per Bbl) total realized price:(3)	$26.34	$40.85	$27.39	$42.22

Production costs (per Mcfe):(3)
Appalachia:(1)
Lease operating expenses(5)	$1.29	$0.89	$1.22	$1.01
Production taxes	0.06	0.07	0.07	0.09
Transportation and compression	0.53	0.31	0.49	0.32

	$1.88	$1.27	$1.78	$1.42

Barnett/Marble Falls:
Lease operating expenses	$1.17	$0.41	$1.04	$0.41
Production taxes	0.30	0.19	0.29	0.19
Transportation and compression	0.15	0.30	0.10	0.30

	$1.62	$0.90	$1.43	$0.90

Mississippi Lime/Hunton:
Lease operating expenses	$1.75	$—	$1.52	$—
Production taxes	0.24	—	0.26	—
Transportation and compression	—	—	—	—

	$1.99	$—	$1.78	$—

Other Operating Areas:(2)
Lease operating expenses	$0.83	$0.63	$0.71	$0.67
Production taxes	0.13	0.09	0.12	0.07
Transportation and compression	0.18	0.16	0.18	0.16

	$1.14	$0.88	$1.01	$0.91

Total:
Lease operating expenses(5)	$1.21	$0.71	$1.09	$0.84
Production taxes	0.23	0.11	0.23	0.11
Transportation and compression	0.24	0.29	0.20	0.29

	$1.68	$1.11	$1.51	$1.24

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York and West Virginia.
(2)	Other operating areas include our production located in the Chattanooga, New Albany/Antrim and Niobrara Shales.
(3)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(4)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships for the three and six months ended June 30, 2013 and 2012. Including the effect of this subordination, the average realized gas sales price was $2.95 per Mcf ($3.10 per Mcf before the effects of financial hedging) and $2.87 per Mcf ($1.40 per Mcf before the effects of financial hedging) for the three months ended June 30, 2013 and 2012, respectively, and $2.98 per Mcf ($2.85 per Mcf before the effects of financial hedging) and $3.29 per Mcf ($2.24 per Mcf before the effects of financial hedging) for the six months ended June 30, 2013 and 2012, respectively.

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our Drilling Partnerships for the three and six months ended June 30, 2013 and 2012. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.83 per Mcfe ($1.43 per Mcfe for total production costs) and $0.31 per Mcfe ($0.69 per Mcfe for total production costs) for the three months ended June 30, 2013 and 2012, respectively, and $0.84 per Mcfe ($1.40 per Mcfe for total production costs) and $0.58 per Mcfe ($1.00 per Mcfe for total production costs) for the six months ended June 30, 2013 and 2012, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.10 per Mcfe ($1.57 per Mcfe for total production costs) and $0.38 per Mcfe ($0.78 per Mcfe for total production costs) for the three months ended June 30, 2013 and 2012, respectively, and $1.00 per Mcfe ($1.42 per Mcfe for total production costs) and $0.56 per Mcfe ($0.96 per Mcfe for total production costs) for the six months ended June 30, 2013 and 2012, respectively.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Total natural gas revenues were $28.4 million for the three months ended June 30, 2013, an increase of $13.3 million from $15.1 million for the three months ended June 30, 2012. This increase consisted primarily of a $13.3 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.4 million increase attributable to the newly acquired Mississippi Lime/Hunton assets, partially offset by a $1.2 million decrease attributable to lower production volume on our legacy systems. Total oil revenues were $10.6 million for the three months ended June 30, 2013, an increase of $8.0 million from $2.6 million for the comparable prior year period due principally to a $7.2 million increase attributable to oil revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.0 million increase attributable to oil revenue associated with the newly acquired Mississippi Lime/Hunton assets. Total natural gas liquids revenues were $8.1 million for the three months ended June 30, 2013, an increase of $6.4 million from $1.7 million for the comparable prior year period. This increase was primarily attributable to $6.2 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets.

Appalachia production costs were $4.2 million for the three months ended June 30, 2013, an increase of $2.0 million from $2.2 million for the three months ended June 30, 2012. This increase was due to a $1.5 million increase in water hauling, transportation and other costs and a $0.5 million decrease in our credit received against lease operating expenses pertaining to the subordination of our revenue within our Drilling Partnerships. Production costs associated with our 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $14.1 million for the three months ended June 30, 2013 as compared to $1.6 million for the comparable prior year period. Production costs associated with our other operating areas were $0.7 million for the three months ended June 30, 2013, an increase of $0.1 million from $0.6 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Total natural gas revenues were $57.4 million for the six months ended June 30, 2013, an increase of $29.6 million from $27.8 million for the six months ended June 30, 2012. This increase consisted of a $30.7 million increase attributable to natural gas revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $3.1 million increase attributable to the newly acquired Mississippi Lime/Hunton assets, partially offset by a $2.1 million increase in gas revenues subordinated to the investor partners within our Drilling Partnerships and a $2.1 million decrease primarily attributable to lower realized natural gas prices for production volume on our legacy systems. Total oil revenues were $19.4 million for the six months ended June 30, 2013, an increase of $14.0 million from $5.4 million for the comparable prior year period due to a $13.5 million increase attributable to oil revenue associated with the newly acquired Barnett Shale/Marble Falls assets and a $1.2 million increase attributable to the newly acquired Mississippi Lime/Hunton assets, partially offset by a $0.7 million decrease primarily attributable to lower realized prices on our legacy systems during the current year period. Total natural gas liquids revenues were $16.3 million for the six months ended June 30, 2013, an increase of $12.9 million from $3.4 million for the comparable prior year period. This increase was primarily attributable to $12.5 million of NGL revenue associated with the newly acquired Barnett Shale/Marble Falls assets.

Appalachia production costs were $8.3 million for the six months ended June 30, 2013, an increase of $2.2 million from $6.1 million for the six months ended June 30, 2012. This increase was due to a $1.9 million increase in water hauling, transportation and other costs, and a $0.3 million decrease in our credit received against lease operating expenses pertaining to the subordination of our revenue within our Drilling Partnerships. Production costs associated with our 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays were $24.6 million for the six months ended June 30, 2013 as compared to $1.6 million for the comparable prior year period. Production costs associated with our other operating areas were $1.3 million for the six months ended June 30, 2013, comparable with the six months ended June 30, 2012.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our Drilling Partnerships during the three and six months ended June 30, 2013 and 2012. There were no exploratory wells drilled during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Drilling partnership investor capital:
Raised	$14,036	$3,000	$14,036	$3,000
Deployed	$24,851	$12,241	$81,329	$55,960

Gross partnership wells drilled:
Appalachia	—	5	—	14
Barnett/Marble Falls	7	—	7	—
Mississippi Lime/Hunton	8	2	9	2
Niobrara	—	—	—	51

Total	15	7	16	67

Net partnership wells drilled:
Appalachia	—	5	—	14
Barnett/Marble Falls	3	—	3	—
Mississippi Lime/Hunton	8	1	9	1
Niobrara	—	—	—	51

Total	11	6	12	66

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average construction and completion:
Revenue per well	$2,681	$817	$4,595	$712
Cost per well	2,331	708	3,996	615

Gross profit per well	$350	$109	$599	$97

Gross profit margin	$3,242	$1,635	$10,608	$7,659

Partnership net wells associated with revenue recognized(1):
Appalachia	3	6	8	14
Barnett/Marble Falls	2	—	2	—
Mississippi Lime/Hunton	5	1	8	1
Chattanooga	—	—	—	1
Niobrara	—	8	—	63

Total	10	15	18	79

(1)	Consists of drilling partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Well construction and completion segment margin was $3.2 million for the three months ended June 30, 2013, an increase of $1.6 million from $1.6 million for three months ended June 30, 2012. This increase consisted of a $2.2 million increase associated with higher gross profit margin per well, partially offset by a $0.6 million decrease related to a lower number of wells recognized for revenue within our Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Mississippi Lime wells within the Drilling Partnerships during the three months ended June 30, 2013, compared with higher capital deployed for Niobrara Shale wells, which typically have a much lower cost per well as compared with our Mississippi Lime wells, during the prior year period. As our drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Well construction and completion segment margin was $10.6 million for the six months ended June 30, 2013, an increase of $2.9 million from $7.7 million for six months ended June 30, 2012. This increase consisted of an $8.8 million increase associated with higher gross profit margin per well, partially offset by a $5.9 million decrease related to a lower number of wells recognized for revenue within our Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Marcellus Shale, Utica Shale, and Mississippi Lime play wells within the Drilling Partnerships during the six months ended June 30, 2013, compared with higher capital deployed for lower cost Niobrara Shale wells during the prior year period.

Administration and Oversight

Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our Drilling Partnerships. Typically, we receive a lower administration and oversight fee related to shallow, vertical wells we drill within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Administration and oversight fee revenues were $3.4 million for the three months ended June 30, 2013, an increase of $2.1 million from $1.3 million for the three months ended June 30, 2012. This increase was due to an increase in the number of Mississippi Lime wells drilled, for which we receive higher administration fees, during the current year period in comparison to the prior year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Administration and oversight fee revenues were $4.5 million for the three months ended June 30, 2013, an increase of $0.4 million from $4.1 million for the three months ended June 30, 2012. This increase was due to an increase in the number of Mississippi Lime wells drilled, for which we receive higher administration fees, during the current year period in comparison to the prior year period.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs, including work performed for our Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which we serve as operator.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Well services revenues were $4.9 million for the three months ended June 30, 2013, a decrease of $0.4 million from $5.3 million for the three months ended June 30, 2012. Well services expenses were $2.3 million for the three months ended June 30, 2013, a decrease of $0.1 million from $2.4 million for the three months ended June 30, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the three months ended June 30, 2013 as compared with the comparable prior year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Well services revenues were $9.7 million for the six months ended June 30, 2013, a decrease of $0.6 million from $10.3 million for the six months ended June 30, 2012. Well services expenses were $4.6 million for the six months ended June 30, 2013, a decrease of $0.2 million from $4.8 million for the six months ended June 30, 2012. The decrease in well services revenue is primarily related to lower equipment rental revenue during the six months ended June 30, 2013 as compared with the comparable prior year period.

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

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Our net gathering and processing expense for the three months ended June 30, 2013 was $0.5 million, a decrease of $0.6 million compared with $1.1 million for the three months ended June 30, 2012. This favorable decrease was principally due to decreases in our production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Our net gathering and processing expense for the six months ended June 30, 2013 was $1.3 million, a decrease of $1.1 million compared with $2.4 million for the six months ended June 30, 2012. This favorable decrease was principally due to decreases in our production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Other, net

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Other, net for the three months ended June 30, 2013 was an expense of $1.3 million, compared with expense of $4.1 million for the three months ended June 30, 2012. The $2.8 million favorable movement compared with the prior year period was primarily due to the $4.0 million of premium amortization associated with derivative contracts for production volumes related to wells acquired from Carrizo during the prior year period, partially offset by $1.3 million of premium amortization associated with derivative contracts for production volumes related to wells acquired from EP Energy in the current year period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Other, net for the six months ended June 30, 2013 was an expense of $1.3 million, compared with expense of $5.0 million for the six months ended June 30, 2012. The $3.7 million favorable movement compared with the prior year period was primarily due to the $5.0 million of premium amortization associated with derivative contracts for production volumes related to wells acquired from Carrizo during the prior year period, partially offset by $1.3 million of premium amortization associated with derivative contracts for production volumes related to wells acquired from EP Energy in the current year period.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Total general and administrative expenses decreased to $14.2 million for the three months ended June 30, 2013 compared with $20.5 million for the three months ended June 30, 2012. This decrease was primarily due to a $6.0 million decrease in non-recurring transaction costs related to our acquisitions of assets in the prior year period and a $0.3 million decrease in salaries, wages and other corporate activities.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Total general and administrative expenses decreased to $31.8 million for the six months ended June 30, 2013 compared with $32.3 million for the six months ended June 30, 2012. This decrease was primarily due to a $4.7 million decrease in non-recurring transaction costs related to our acquisitions of assets in the prior year period and a $0.4 million decrease in salaries, wages and other corporate activities, partially offset by a $4.2 million increase in non-cash compensation expense and a $0.4 million decrease in net reimbursements we received under our transition services agreement with Chevron Corporation, which expired during the first quarter of 2012.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization increased to $22.2 million for the three months ended June 30, 2013 compared with $10.8 million for the comparable prior year period, which was due to an $11.1 million increase in our depletion expense resulting from the acquisitions we consummated during 2012.

Total depreciation, depletion and amortization increased to $43.4 million for the six months ended June 30, 2013 compared with $19.9 million for the comparable prior year period, which was due to a $23.2 million increase in our depletion expense resulting from the acquisitions we consummated during 2012.

The following table presents a summary of our depreciation, depletion and amortization expense and our depletion expense per Mcfe for our operations for the respective periods (in thousands, except for per Mcfe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation, depletion and amortization:
Depletion expense	$20,580	$9,520	$40,276	$17,087
Depreciation and amortization expense	1,617	1,302	3,129	2,843

	$22,197	$10,822	$43,405	$19,930

Depletion expense:
Total	$20,580	$9,520	$40,276	$17,087
Depletion expense as a percentage of gas and oil production revenue	44%	49%	43%	47%
Depletion per Mcfe	$1.69	$1.67	$1.67	$1.84

Depletion expense varies from period to period and is directly affected by changes in our gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties.

For the three months ended June 30, 2013, depletion expense was $20.6 million, an increase of $11.1 million compared with $9.5 million for the three months ended June 30, 2012. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 44% for the three months ended June 30, 2013, compared with 49% for the three months ended June 30, 2012, which was primarily due to an increase in our oil and natural gas liquids volumes as a result of our acquisitions in 2012, partially offset by a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.69 for the three months ended June 30, 2013, which was consistent with the comparable prior year period. Depletion expense increased between periods principally due to an overall increase in production volume.

For the six months ended June 30, 2013, depletion expense was $40.3 million, an increase of $23.2 million compared with $17.1 million for the six months ended June 30, 2012. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 43% for the six months ended June 30, 2013, compared with 47% for the six months ended June 30, 2012, which was primarily due to an increase in our oil and natural gas liquids volumes as a result of our acquisitions in 2012, partially offset by a decrease in realized natural gas prices between the periods. Depletion expense per Mcfe was $1.67 for the six months ended June 30, 2013, a decrease of $0.17 per Mcfe from $1.84 per Mcfe for the six months ended June 30, 2012, which was primarily related to lower depletion expense per Mcfe for the assets acquired during 2012. Depletion expense increased between periods principally due to an overall increase in production volume.

Interest Expense

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. Interest expense for the three months ended June 30, 2013 was $4.5 million as compared with $1.0 million for the comparable prior year period. The $3.5 million increase consisted of a $5.3 million increase associated with the issuance of $275.0 million of 7.75% Senior Notes in January 2013, a $0.7 million increase associated with amortization of deferred financing costs and a $0.4 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility, partially offset by interest that was capitalized on our ongoing capital projects. The increase in amortization associated with deferred financing costs includes $0.4 million associated with our issuance of the 7.75% Senior Notes.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. Interest expense for the six months ended June 30, 2013 was $11.4 million as compared with $1.1 million for the comparable prior year period. The $10.3 million increase consisted of a $9.4 million increase associated with the issuance of the 7.75% Senior Notes, a $5.3 million increase associated with amortization of deferred financing costs and a $1.8 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility and term loan credit facility, partially offset by interest that was capitalized on our ongoing capital projects. The increase in amortization associated with deferred financing costs includes $3.2 million of accelerated amortization related to the retirement of our term loan credit facility and the reduction in our revolving credit facility borrowing base subsequent to our issuance of the 7.75% Senior Notes.

Loss on Asset Sales and Disposal

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012. During the three months ended June 30, 2013 and 2012, we recognized losses on asset sales and disposals of $0.7 million and approximately $16,000, respectively. The $0.7 million loss on asset disposal for the three months ended June 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we recognized a loss on asset sales and disposals of $1.4 million and $7.0 million, respectively. The $1.4 million loss on asset disposal for the six months ended June 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period. During the six months ended June 30, 2012, we recognized a $7.0 million loss on asset sales and disposal related to management’s decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones, which needed to be met in order for us to maintain ownership of the South Knox processing plant. During 2012, management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, we forfeited our interest in the processing plant and recorded a loss related to the net book value of the assets during the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, capital raised through our Drilling Partnerships, and borrowings under our credit facility (see “Credit Facility”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and quarterly distributions to our limited partners and general partner. In general, we expect to fund:

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

Cash Flows – Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Net cash used in operating activities of $31.9 million for the six months ended June 30, 2013 represented a favorable movement of $5.4 million from net cash used in operating activities of $37.3 million for the comparable prior year period. The $5.4 million favorable movement in net cash used in operating activities resulted from a $31.6 million favorable movement in net income excluding non-cash items, partially offset by a $26.2 million unfavorable movement in working capital. The $31.6 million favorable movement in net income excluding non-cash items included a $23.5 million increase in depreciation, depletion and amortization expense, an $11.4 million favorable movement in net loss, a $5.2 million increase in amortization of deferred financing costs relating to our revolving and term loan credit facilities and 7.75% Senior Notes and a $4.2 million increase in non-cash stock compensation, partially offset by a $7.1 million unfavorable movement in non-cash gain on derivative value and a $5.6 million unfavorable movement in loss on asset sales and disposal. The $23.5 million increase in depreciation, depletion and amortization expense is primarily related to the acquisitions of oil and gas properties made in 2012. The $7.1 million unfavorable movement in non-cash gain on derivative value is primarily related to a $13.1 million non-cash gain on derivative value for the six months ended June 30, 2012 related to a decline in natural gas prices during the period and a $20.2 million non-cash gain on derivative value for the six months ended June 30, 2013 related to natural gas prices during the period being lower than our hedge prices for those derivative contracts expiring during the period. The $26.2 million unfavorable movement in working capital was principally due to a $26.1 million unfavorable movement in accounts payable and accrued liabilities and a $0.1 million unfavorable movement in accounts receivable, prepaid expenses and other current assets. The unfavorable movement in accounts payable and accrued liabilities was primarily due to a decrease in liabilities associated with drilling contracts resulting from funds deployed related to our drilling program in 2012 during the six months ended June 30, 2013.

Net cash used in investing activities of $134.1 million for the six months ended June 30, 2013 represented a favorable movement of $116.8 million from net cash used in investing activities of $250.9 million for the comparable prior year period. This favorable movement was primarily due to a decrease in net cash paid for acquisitions in 2012, partially offset by an increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $185.8 million for the six months ended June 30, 2013 represented an unfavorable movement of $72.8 million from net cash provided by financing activities of $258.6 million for the comparable prior year period. This movement was principally due an increase of $576.4 million in repayments under our revolving and term loan credit facilities, a $45.7 million increase in cash distributions paid to unit holders and a $5.6 million unfavorable movement in the net investment from owners, partially offset by an increase of $267.8 million in net proceeds from the issuance of our Senior Notes (see “Senior Notes”), an increase of $200.8 million in net proceeds from the issuance of common limited partner units, an increase of $81.0 million in borrowings under our revolving credit facility and a $5.3 million favorable movement in deferred financing costs and other primarily associated with our revolving and term loan credit facilities. The gross amount of borrowings and repayments under our revolving credit facility included within net cash provided by financing activities in the consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under our revolving credit facility, and payments, which generally occur throughout the period and increase borrowings under our revolving credit facility, which is generally common practice for our industry.

Capital Requirements

Our capital requirements consist primarily of:

•	maintenance capital expenditures — capital expenditures we make on an ongoing basis to maintain our current levels of production margin over the long term; and

•

expansion capital expenditures — capital expenditures we make to increase our current levels of production margin for longer than the short-term and includes new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions and investments in our Drilling Partnerships.

The following table summarizes our maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Maintenance capital expenditures	$7,000	$1,750	$11,000	$3,500
Expansion capital expenditures	64,565	24,944	119,052	42,152

Total	$71,565	$26,694	$130,052	$45,652

During the three months ended June 30, 2013, our $71.6 million of total capital expenditures consisted primarily of $29.1 million for wells drilled exclusively for our own account compared with $0.2 million for the comparable prior year period, $25.6 million of investments in our Drilling Partnerships compared with $4.2 million for the prior year comparable period, $9.1 million of leasehold acquisition costs compared with $19.7 million for the prior year comparable period and $7.8 million of corporate and other costs compared with $2.6 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense. Capital expenditures related to our investments in our Drilling Partnerships are generally incurred in periods subsequent to the period in which the funds were raised.

During the six months ended June 30, 2013, our $130.1 million of total capital expenditures consisted primarily of $65.5 million for wells drilled exclusively for our own account compared with $0.2 million for the comparable prior year period, $37.2 million of investments in our Drilling Partnerships compared with $17.4 million for the prior year comparable period, $13.4 million of leasehold acquisition costs compared with $23.7 million for the prior year comparable period and $14.0 million of corporate and other costs compared with $4.4 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisitions in the future, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. As of June 30, 2013, we are committed to expend approximately $41.7 million on drilling and completion and other capital expenditures, excluding acquisitions. We expect to fund these capital expenditures primarily with cash flow from operations, capital raised through our Drilling Partnerships and borrowings under our revolving credit facility.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, our off-balance sheet arrangements were limited to our letters of credit outstanding of $0.6 million and commitments to spend $41.7 million related to our drilling and completion and capital expenditures, excluding acquisitions.

CASH DISTRIBUTION POLICY

Our partnership agreement requires that we distribute 100% of available cash to our common and preferred unitholders and general partner within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, less cash disbursements and net additions to reserves, including any reserves required under debt instruments for future principal and interest payments. Our general partner is granted discretion under the partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated.

Available cash will generally be distributed: first, 98% to our Class B preferred unitholders and 2% to our general partner until there has been distributed to each outstanding Class B preferred unit the greater of $0.40 and the distribution payable to common unitholders; second, 98% to our Class C preferred unitholders and 2% to our general partner until there has been distributed to each outstanding Class C preferred unit the greater of $0.51 and the distribution payable to common unitholders; thereafter 98% to our common unitholders and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner, if quarterly distributions exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle our general partner to receive the following increasing percentage of cash distributed by us as it reaches certain target distribution levels:

•	13.0% of all cash distributed in any quarter after each common unit has received $0.46 for that quarter;

•	23.0% of all cash distributed in any quarter after each common unit has received $0.50 for that quarter; and

•	48.0% of all cash distributed in any quarter after each common unit has received $0.60 for that quarter.

CREDIT FACILITY

At June 30, 2013, we had a senior secured revolving credit facility with a syndicate of banks with a borrowing base of $430.0 million, which is scheduled to mature in March 2016 (see “Subsequent Events”). In January 2013, we repaid in full our $75.4 million term loan credit facility, which was scheduled to mature in May 2014, with proceeds from our issuance of 7.75% Senior Notes. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $0.6 million was outstanding at June 30, 2013. Our obligations under the facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. Additionally, obligations under the facility are guaranteed by substantially all of our subsidiaries. Borrowings under the credit facility bear interest, at our election, at either LIBOR plus an applicable margin between 1.75% and 3.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.75% and 2.00% per annum. We are also required to pay a fee of 0.5% per annum on the unused portion of the borrowing base, which is included within interest expense on our consolidated statements of operations.

The revolving credit agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. We were in compliance with these covenants as of June 30, 2013. The credit agreement also requires us to maintain a ratio of Total Funded Debt (as defined in the credit agreement) to four quarters (actual or annualized, as applicable) of EBITDA (as defined in the credit agreement) not greater than 4.25 to 1.0 as of the last day of any fiscal quarter ending on or before December 31, 2013 and 4.0 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the credit agreement) to current liabilities (as defined in the credit agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

On July 30, 2013, in connection with the EP Energy Acquisition, we entered into an amendment of our revolving credit facility (see “Subsequent Events”).

SENIOR NOTES

On January 23, 2013, we issued $275.0 million of our 7.75% Senior Notes due 2021 in a private placement transaction at par. During the six months ended June 30, 2013, we used the net proceeds of approximately $267.8 million, net of underwriting fees and other offering costs of $7.2 million, to repay all of the indebtedness and accrued interest outstanding under our term loan credit facility and a portion of the amounts outstanding under our revolving credit facility. Under the terms of our revolving credit facility, the borrowing base was reduced by 15% of the 7.75% Senior Notes to $368.8 million. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. The indenture governing the 7.75% Senior Notes contains covenants, including limitations of our ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets.

In connection with the issuance of the 7.75% Senior Notes, we entered into registration rights agreements, whereby we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by January 23, 2014. If we do not meet the aforementioned deadline, the 7.75% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that we cause the exchange offer to be consummated. On July 1, 2013, we filed our registration statement with the SEC in satisfaction of certain requirements of the registration rights agreement.

The 7.75% Senior Notes are guaranteed by all of our material subsidiaries. As of June 30, 2013, we were a holding company and had no independent assets or operations of our own. The guarantees under the 7.75% Senior Notes are full and unconditional and joint and several, and any of our subsidiaries other than the subsidiary guarantors are minor. There are no restrictions on our ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

On July 30, 2013, in connection with the EP Energy Acquisition, we issued $250.0 million of our 9.25% Senior Notes in a private placement transaction (see “Subsequent Events”).

SECURED HEDGE FACILITY

At June 30, 2013, we had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under our revolving credit facility, we are required to utilize this secured hedge facility for future commodity risk management activity for our equity production volumes within the participating Drilling Partnerships. We, as general partner of the Drilling Partnerships, administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under our revolving credit facility if we, as general partner of the Drilling Partnerships, breach an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ISSUANCE OF UNITS

Equity Offerings

In June 2013, in connection with entering into a purchase agreement to acquire certain producing wells and net acreage from EP Energy (see “Subsequent Events”), we sold an aggregate of 14,950,000 (including a 1,950,000 over-allotment) of our common limited partner units in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. We utilized the net proceeds from the sale to repay the outstanding balance under our revolving credit facility (see “Credit Facility”).

In May 2013, we entered into an equity distribution program with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution program, we may sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. Sales of common limited partner units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange, the existing trading market for the common limited partner units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common limited partner units sold through such agent. During the three and six months ended June 30, 2013, we issued 309,174 common limited partner units under the equity distribution program for net proceeds of $7.1 million, net of $0.3 million in commissions paid. We utilized the net proceeds from the sale to repay borrowings outstanding under our revolving credit facility.

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

We entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the common units issued on the acquisition closing date and those issuable upon conversion of the preferred units. We agreed to use our commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, we filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement and the registration statement was declared effective by the SEC on October 2, 2012.

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

There were no impairments of proved or unproved gas and oil properties recorded by us for the three and six months ended June 30, 2013 and 2012. During the year ended December 31, 2012, we recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of our estimate of their fair values at December 31, 2012. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the three and six months ended June 30, 2013 and 2012.

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

During the year ended December 31, 2012, we completed the acquisitions of certain oil and gas assets from Carrizo and reserves and associated assets from Titan and DTE. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our existing methodology for recognizing an estimated liability for the plugging and abandonment of our gas and oil wells (see “Item 1: Financial Statements - Note 6”). These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2013. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Current market conditions elevate our concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our commodity derivative contracts are banking institutions or their affiliates, who also participate in our revolving credit facility. The creditworthiness of our counterparties is constantly monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our counterparties to perform under their contracts and believe our exposure to non-performance is remote.

Interest Rate Risk. At June 30, 2013, we had no outstanding borrowings under our revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would not have an impact on our consolidated interest expense for the twelve month period ending June 30, 2014.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending June 30, 2014 of approximately $14.1 million.

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

At June 30, 2013, we had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2013	14,694,800	$3.821
2014	31,353,000	$4.139
2015	27,234,500	$4.237
2016	33,746,300	$4.359
2017	24,120,000	$4.538
2018	3,960,000	$4.716

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	2,760,000	$4.395
2013	Calls sold	2,760,000	$5.443
2014	Puts purchased	3,840,000	$4.221
2014	Calls sold	3,840,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas Put Options

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	14,280,000	$3.957

Natural Gas Put Options – Drilling Partnership

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2013	Puts purchased	1,080,000	$3.450
2014	Puts purchased	1,800,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas Fixed Price Swaptions

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	26,880,000	$4.159
2015	17,760,000	$4.297

Natural Gas Liquids Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	63,000	$93.656
2014	105,000	$91.571
2015	96,000	$88.550
2016	84,000	$85.651
2017	60,000	$83.780

Natural Gas Liquids Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	2,520,000	$0.303

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2013	262,850	$92.307
2014	414,000	$91.727
2015	411,000	$88.030
2016	165,000	$85.931
2017	72,000	$84.175

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2013	Puts purchased	35,000	$90.000
2013	Calls sold	35,000	$116.396
2014	Puts purchased	41,160	$84.169
2014	Calls sold	41,160	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 5:	OTHER INFORMATION

On each of July 12, 2013 and August 8, 2013, we received letters from the Securities and Exchange Commission (the “SEC”) commenting on our Annual Report on Form 10-K for the year ended December 31, 2012, our current reports filed on Forms 8-K/A dated January 9, 2013, August 24, 2012 and July 10, 2012, and our current report on Form 8-K dated February 21, 2013. The letters requested that we provide more details concerning our disclosures of wells drilled, well retirement obligations and pro forma reserve information relating to our 2012 acquisitions of assets from Carrizo Oil & Gas, Inc., Titan Operating, LLC and DTE Energy Company. The letters also requested additional information regarding the basis on which we calculated our non-GAAP financial measures. We are in the process of responding to the SEC and have requested to include such additional details in future Exchange Act filings. We cannot predict whether the staff will have additional comments or if it will require us to amend this Form 10-Q or our previous filings on Form 10-K, Form 8-K and Form 8-K/A.

ITEM 6:	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated as of June 9, 2013, by and among EP Energy E&P Company, L.P., EPE Nominee Corp. and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(14)

2.2	Assignment & Assumption Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P.(14)

3.1	Certificate of Limited Partnership of Atlas Resource Partners, L.P.(2)

3.2(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)

3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(12)

3.2(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(23)

3.3	Certificate of Formation of Atlas Resource Partners GP, LLC(2)

3.4	Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(18)

4.1	Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(20)

4.2	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(22)

4.3	Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(22)

4.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class B Preferred Units, dated as of July 25, 2013(12)

4.5	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class C Convertible Preferred Units, dated as of July 31, 2013(23)

4.6	Warrant to Purchase Common Units(23)

10.1	Pennsylvania Operating Services Agreement dated as of February 17, 2011 between Chevron North America Exploration and Production (f/k/a Atlas Energy, Inc.), Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.) and Atlas Resources, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.2	Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.3	Amendment No. 1 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of January 6, 2011(5)

10.4	Amendment No. 2 to the Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated as of February 2, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.5	Transaction Confirmation, Supply Contract No. 0001, under Base Contract for Sale and Purchase of Natural Gas dated as of November 8, 2010 between Chevron Natural Gas, a division of Chevron U.S.A. Inc. and Atlas Resources, LLC, Viking Resources, LLC, and Resource Energy, LLC, dated February 17, 2011. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.6	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.7	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. Specific terms in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission(5)

10.8	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Edward E. Cohen, dated as of November 8, 2010(6)

10.9	Non-Competition and Non-Solicitation Agreement, by and between Chevron Corporation and Jonathan Z. Cohen, dated as of November 8, 2010(6)

10.10(a)	Credit Agreement between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(3)

10.10(b)	First Amendment to Credit Agreement, dated as of April 30, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(10)

10.10(c)	Second Amendment to Amended and Restated Credit Agreement dated as of July 26, 2012, between Atlas Resource Partners, L.P. and Wells Fargo Bank, N.A., as administrative agent for the Lenders(12)

10.10(d)	Third Amendment to Amended and Restated Credit Agreement dated as of December 20, 2012(15)

10.10(e)	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 11, 2013(16)

10.10(f)	Fifth Amendment to Amended and Restated Credit Facility dated as of May 30, 2013(1)

10.11	Secured Hedge Facility Agreement, among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(3)

10.12	Second Amended and Restated Credit Agreement dated July 31, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(23)

10.13	2012 Long-Term Incentive Plan of Atlas Resource Partners, L.P.(4)

10.14	Form of Phantom Unit Grant Agreement under 2012 Long-Term Incentive Plan(8)

10.15	Form of Option Grant Agreement under 2012 Long-Term Incentive Plan(8)

10.16	Form of Phantom Unit Grant Agreement for Non-Employee Directors under 2012 Long-Term Incentive Plan(8)

10.17	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(5)

10.18	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(5)

10.19	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(7)

10.20	Employment Agreement between Atlas Energy, L.P. and Daniel Herz dated as of November 4, 2011(24)

10.21	Common Unit Purchase Agreement, dated as of March 15, 2012, among Atlas Resource Partners, L.P. and the various purchasers party thereto(9)

10.22	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(10)

10.23	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(12)

10.24	Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(13)

10.25	Underwriting Agreement dated November 20, 2012, among Atlas Resource Partners, L.P., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the several underwriters(19)

10.26	Second Lien Credit Agreement, dated as of December 20, 2012, by and among Atlas Resource Partners, L.P, the lenders party thereto and Wells Fargo Energy Capital, Inc. as administrative agent for the lenders(15)

10.27	Purchase Agreement dated as of January 16, 2013, among Atlas Resource Partners, L.P., Atlas Resource Finance Corporation and the initial purchasers named therein(17)

10.28	Registration Rights Agreement, dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation and the initial purchasers named therein(20)

10.29	Distribution Agreement dated as of May 10, 2013, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents(11)

10.30	Class C Preferred Unit Purchase Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P.(14)

10.31	Underwriting Agreement, dated June 10, 2013, among Atlas Resource Partners, L.P. and the underwriters named therein(21)

10.32	Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the Initial Purchasers(22)

10.33	Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Energy, L.P. and Atlas Resource Partners, L.P.(23)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(25)

101.SCH	XBRL Schema Document(25)

101.CAL	XBRL Calculation Linkbase Document(25)

101.LAB	XBRL Label Linkbase Document(25)

101.PRE	XBRL Presentation Linkbase Document(25)

101.DEF	XBRL Definition Linkbase Document(25)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 31, 2013.
(2)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-35317).
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2012.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6)	Previously filed as an exhibit to Atlas Energy’s Current Report on Form 8-K filed on November 12, 2010.
(7)	Previously filed as an exhibit to Atlas Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2011.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 21, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2012.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2013.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2012.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 10, 2013.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.

(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 27, 2012.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2013.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 14, 2013.
(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2013.
(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2013.
(24)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(25)	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCE PARTNERS, L.P.
By: Atlas Resource Partners GP, LLC, its general partner

Date: August 9, 2013	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer of the General Partner

Date: August 9, 2013	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath Chief Financial Officer of the General Partner

Date: August 9, 2013	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Accounting Officer of the General Partner