Form 10-Q
period 2014-09-30
Atlas Resource Partners, L.P.
filed 2014-11-10
CIK 1532750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding common limited partner units of the registrant on November 6, 2014 was 81,547,791.

ATLAS RESOURCE PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,167	$1,828
Accounts receivable	99,656	58,822
Current portion of derivative asset	21,050	1,891
Subscriptions receivable	62,840	47,692
Prepaid expenses and other	24,783	10,097
Total current assets	213,496	120,330

Property, plant and equipment, net	2,657,060	2,120,818
Goodwill and intangible assets, net	32,543	32,747
Long-term derivative asset	30,826	27,084
Other assets, net	52,477	42,821
	$2,986,402	$2,343,800
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$104,275	$69,346
Advances from affiliates	26,342	26,742
Liabilities associated with drilling contracts	—	49,377
Current portion of derivative liability	1,792	6,353
Accrued well drilling and completion costs	100,226	40,481
Accrued interest	10,840	20,622
Distribution payable	18,901	—
Accrued liabilities	24,157	30,794
Total current liabilities	286,533	243,715

Long-term debt	1,283,022	942,334
Asset retirement obligations	101,474	89,776
Other long-term liabilities	1,745	684

Commitments and contingencies

Partners’ Capital:
General partner’s interest	(890)	4,482
Preferred limited partners’ interests	180,568	183,477
Class C common limited partner warrants	1,176	1,176
Common limited partners’ interests	1,079,476	852,457
Accumulated other comprehensive income	53,298	25,699
Total partners’ capital	1,313,628	1,067,291
	$2,986,402	$2,343,800

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gas and oil production	$125,394	$80,332	$325,696	$173,490
Well construction and completion	61,204	10,964	126,917	92,293
Gathering and processing	3,061	3,591	11,287	11,639
Administration and oversight	6,177	4,447	12,072	8,923
Well services	6,597	5,023	18,441	14,703
Other, net	261	(13,272)	343	(14,589)
Total revenues	202,694	91,085	494,756	286,459

Costs and expenses:
Gas and oil production	49,922	29,419	128,477	63,670
Well construction and completion	53,221	9,534	110,363	80,255
Gathering and processing	3,214	4,395	11,900	13,767
Well services	2,617	2,386	7,525	7,009
General and administrative	13,124	31,983	50,894	63,767
Depreciation, depletion and amortization	62,852	41,656	171,090	85,061
Total costs and expenses	184,950	119,373	480,249	313,529

Operating income (loss)	17,744	(28,288)	14,507	(27,070)
Interest expense	(16,577)	(10,748)	(43,028)	(22,145)
Loss on asset sales and disposal	(92)	(661)	(1,686)	(2,035)
Net income (loss)	1,075	(39,697)	(30,207)	(51,250)
Preferred limited partner dividends	(4,475)	(3,564)	(13,298)	(7,592)
Net loss attributable to common limited partners and the general partner	$(3,400)	$(43,261)	$(43,505)	$(58,842)

Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(6,393)	$(44,073)	$(50,879)	$(60,977)
General partner’s interest	2,993	812	7,374	2,135
Net loss attributable to common limited partners and the general partner	$(3,400)	$(43,261)	$(43,505)	$(58,842)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.08)	$(0.74)	$(0.70)	$(1.21)
Weighted average common limited partner units outstanding:
Basic and Diluted	81,522	59,440	72,288	50,197

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,075	$(39,697)	$(30,207)	$(51,250)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	68,811	15,064	5,675	33,093
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net income (loss)	(1,304)	(1,145)	21,924	(4,424)
Total other comprehensive income	67,507	13,919	27,599	28,669
Comprehensive income (loss) attributable to common and preferred limited partners and the general partner	$68,582	$(25,778)	$(2,608)	$(22,581)

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Preferred Limited Partners’ Interest				Common Limited Partners’ Interests		Class C Common Limited Partner Warrants		Accumulated Other	Total
	Class A Units	Amount	Class B Units	Amount	Class C Units	Amount	Units	Amount	Warrants	Amount	Comprehensive Income	Partners’ Capital
Balance at January 1, 2014	1,368,058	$4,482	3,836,554	$96,539	3,749,986	$86,938	59,448,308	$852,457	562,497	$1,176	$25,699	$1,067,291
Issuance of units	450,926	—	—	—	—	—	21,860,000	426,253	—	—	—	426,253
Net issued and unissued units under incentive plans	—	—	—	—	—	—	235,402	5,579	—	—	—	5,579
Distributions payable	—	(1,378)	—	(754)	—	(737)	—	(16,032)	—	—	—	(18,901)
Distributions paid to common and preferred limited partners and the general partner	—	(11,368)	—	(7,442)	—	(7,274)	—	(136,206)	—	—	—	(162,290)
Distribution equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	—	—	(1,696)	—	—	—	(1,696)
Net income (loss)	—	7,374	—	6,724	—	6,574	—	(50,879)	—	—	—	(30,207)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	27,599	27,599
Balance at September 30, 2014	1,818,984	$(890)	3,836,554	$95,067	3,749,986	$85,501	81,543,710	$1,079,476	562,497	$1,176	$53,298	$1,313,628

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,207)	$(51,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	171,090	85,061
Loss on asset sales and disposal	1,686	2,035
Non-cash compensation expense	6,343	10,209
Amortization of deferred financing costs	6,098	8,608
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(69,008)	27,990
Accounts payable and accrued liabilities	(16,030)	(69,463)
Net cash provided by operating activities	69,972	13,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150,485)	(203,996)
Net cash paid for acquisitions	(507,093)	(712,984)
Other	(13)	(5,676)
Net cash used in investing activities	(657,591)	(922,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,034,000	752,000
Repayments under credit facilities	(793,000)	(678,425)
Net proceeds from issuance of long-term debt	97,386	510,518
Distributions paid to unitholders	(162,290)	(84,950)
Net proceeds from issuance of Class C preferred limited partner units and warrants	—	86,624
Net proceeds from issuance of common limited partner units	426,253	320,092
Deferred financing costs, distribution equivalent rights and other	(11,391)	(18,129)
Net cash provided by financing activities	590,958	887,730

Net change in cash and cash equivalents	3,339	(21,736)
Cash and cash equivalents, beginning of year	1,828	23,188
Cash and cash equivalents, end of period	$5,167	$1,452

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Resource Partners, L.P. (the “Partnership”) is a publicly traded Delaware master-limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States. The Partnership sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At September 30, 2014, Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), owned 100% of the general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls the Partnership and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in the Partnership.

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2013 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Partnership’s consolidated balance sheets at September 30, 2014 and December 31, 2013 and the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 include the accounts of the Partnership and its wholly-owned subsidiaries. Transactions between the Partnership and other ATLS operations have been identified in the consolidated financial statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the Partnership’s management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of the Partnership’s customers’ credit information. The Partnership extends credit on sales on an unsecured basis to many of its customers. At September 30, 2014 and December 31, 2013, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Inventory

The Partnership had $8.6 million and $4.6 million of inventory at September 30, 2014 and December 31, 2013, respectively, which was included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. The Partnership values inventories at the lower of cost or market. The Partnership’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. During the year ended December 31, 2013, the Partnership recognized $13.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on its consolidated balance sheet, primarily for its unproved acreage in the Chattanooga and New Albany Shales. There were no impairments of unproved gas and oil properties recorded by the Partnership for the three and nine months ended September 30, 2014 and 2013.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2013, the Partnership recognized $24.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on its consolidated balance sheet for its shallow natural gas wells in the New Albany Shale. There were no impairments of proved gas and oil properties recorded by the Partnership for the three and nine months ended September 30, 2014 and 2013.

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

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds by the Partnership was 5.4% and 6.3% for the three months ended September 30, 2014 and 2013, respectively, and 5.7% and 6.1% for the nine months ended September 30, 2014 and 2013, respectively. The aggregate amount of interest capitalized by the Partnership was $3.7 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively, and $9.4 million and $10.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Intangible Assets

The Partnership recorded its intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. The Partnership amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,585)	(13,381)
Net Carrying Amount	$759	$963

Amortization expense on intangible assets was $0.1 million for both the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2014 - $0.3 million; 2015 - $0.2 million; 2016 - $0.1 million, 2017 - $0.1 million and 2018 - $0.1 million.

Goodwill

At September 30, 2014 and December 31, 2013, the Partnership had $31.8 million of goodwill recorded in connection with its prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the three and nine months ended September 30, 2014 and 2013.

The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units. The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Partnership’s assets and the available market data of the industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. Management will continue to evaluate goodwill at least annually or when impairment indicators arise. During the three and nine months ended September 30, 2014 and 2013, no impairment indicators arose, and no goodwill impairments were recognized by the Partnership.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to record interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of September 30, 2014.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$1,075	$(39,697)	$(30,207)	$(51,250)
Preferred limited partner dividends	(4,475)	(3,564)	(13,298)	(7,592)
Net loss attributable to common limited partners and the general partner	(3,400)	(43,261)	(43,505)	(58,842)
Less: General partner’s interest	(2,993)	(812)	(7,374)	(2,135)
Net loss attributable to common limited partners	(6,393)	(44,073)	(50,879)	(60,977)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—	—
Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(6,393)	$(44,073)	$(50,879)	$(60,977)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended September 30, 2014 and 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 797,000 and 835,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the nine months ended September 30, 2014 and 2013, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 780,000 and 918,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common limited partner units - basic	81,522	59,440	72,288	50,197
Add effect of dilutive incentive awards(1)	—	—	—	—
Add effect of dilutive convertible preferred limited partner units and warrants(2)	—	—	—	—
Weighted average number of common limited partner units - diluted	81,522	59,440	72,288	50,197

(1)

For the three months ended September 30, 2014 and 2013, approximately 797,000 units and 835,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

For the nine months ended September 30, 2014 and 2013, approximately 780,000 units and 918,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

(2)

For the three and nine months ended September 30, 2014 and 2013, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, potential common limited partner units issuable upon conversion of the Partnership’s Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, potential common limited partner units issuable upon exercise of the common unit warrants issued with the Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Partnership had unbilled revenues of $83.2 million and $55.3 million at September 30, 2014 and December 31, 2013, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s consolidated financial statements, and at September 30, 2014, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 8). The Partnership does not have any other type of transaction which would be included within other comprehensive income (loss).

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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

NOTE 3 – ACQUISITIONS

Rangely Acquisition

On June 30, 2014, the Partnership completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado for approximately $407.8 million in cash, net of purchase price adjustments (the “Rangely Acquisition”). The purchase price was funded through borrowings under the Partnership’s revolving credit facility, the issuance of an additional $100.0 million of its 7.75% senior notes due 2021 (see Note 7) and the issuance of 15,525,000 common limited partner units (see Note 12). The Rangely Acquisition had an effective date of April 1, 2014. The Partnership’s consolidated financial statements reflected the operating results of the acquired business commencing June 30, 2014 with the transaction closing.

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of common limited partner units associated with the acquisition, the Partnership recorded $11.6 million of transaction fees, which were included with common limited partners’ interests for the nine months ended September 30, 2014 on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as the Partnership continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	$4,041
Property, plant and equipment	405,065
Other assets, net	2,944
Total current assets	$412,050

Liabilities:
Accrued liabilities	2,936
Asset retirement obligation	1,305
Total liabilities assumed	4,241
Net assets acquired	$407,809

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

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of common limited partner units associated with the acquisition, the Partnership recorded $12.1 million of transaction fees, which were included within common limited partners’ interests for the year ended December 31, 2013 on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues and other	$202,694	$127,652	$540,757	$445,018
Net income (loss)	(3,400)	(10,900)	(12,617)	15,678
Net income (loss) attributable to common limited partners	(6,393)	(12,359)	(20,609)	12,053
Net income (loss) attributable to common limited partners per unit:
Basic	$(0.08)	$(0.15)	$(0.26)	$0.15
Diluted	$(0.08)	$(0.15)	$(0.26)	$0.15

Other Acquisitions

On May 12, 2014, the Partnership completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $99.3 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

On September 20, 2013, the Partnership completed the acquisition of certain assets from Norwood Natural Resources (“Norwood”) for $5.4 million (the “Norwood Acquisition”). The assets acquired included Norwood’s non-operating working interest in certain producing wells in the Barnett Shale. The Norwood Acquisition had an effective date of June 1, 2013.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$401,509	$320,459
Pre-development costs	6,092	4,367
Wells and related equipment	2,762,577	2,164,760
Total proved properties	3,170,178	2,489,586
Unproved properties	214,874	211,536
Support equipment	34,692	23,005
Total natural gas and oil properties	3,419,744	2,724,127
Pipelines, processing and compression facilities	43,719	42,949	2 – 40
Rights of way	830	830	20 – 40
Land, buildings and improvements	9,072	9,462	3 – 40
Other	17,538	15,318	3 – 10
	3,490,903	2,792,686
Less – accumulated depreciation, depletion and amortization	(833,843)	(671,868)
	$2,657,060	$2,120,818

During the nine months ended September 30, 2014 and 2013, the Partnership recognized $42.8 million and $23.8 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Partnership’s consolidated statements of cash flows.

During the three and nine months ended September 30, 2014, the Partnership recognized $0.1 and $1.7 million, respectively, of loss on asset disposal primarily related to the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement. During the three and nine months ended September 30, 2013, the Partnership recognized $0.7 million and $2.0 million, respectively, of loss on asset disposal, pertaining to its decision not to drill wells on leasehold property that expired in such periods in Indiana and Tennessee.

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

NOTE 5 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Deferred financing costs, net of accumulated amortization of $18,046 and $11,948 at September 30, 2014 and December 31, 2013, respectively	$40,553	$35,292
Notes receivable	3,754	3,978
Long-term derivative asset receivable from Drilling Partnerships	622	863
Other	7,548	2,688
	$52,477	$42,821

Deferred financing costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 7). Amortization expense of deferred financing costs was $2.4 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $6.1 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the three and nine months ended September 30, 2014, the Partnership recognized $0.2 million and $8.4 million, respectively, of deferred financing costs relating to the amendment to its revolving credit facility in connection with the Rangely Acquisition (see Note 7). During the nine months ended September 30, 2013, the Partnership recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of its then-existing term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of its 7.75% senior notes due 2021 (see Note 7). There was no accelerated amortization of deferred financing costs during the three months ended September 30, 2014 and 2013 and during the nine months ended September 30, 2014.

At September 30, 2014 and December 31, 2013, the Partnership had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Partnership’s consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three and nine months ended September 30, 2014, approximately $22,000 and $68,000 of interest income, respectively, was recognized within other, net on the Partnership’s consolidated statements of operations. For the three and nine months ended September 30, 2013, there was approximately $25,000 and $50,000, respectively, of interest income recognized within other, net on the Partnership’s consolidated statements of operations. At September 30, 2014, the Partnership recorded no allowance for credit losses within its consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the notes receivable.

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

The Partnership proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At September 30, 2014, the Drilling Partnerships had $56.0 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of the Partnership’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, the Partnership maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of September 30, 2014, the Partnership withheld approximately $1.3 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. The Partnership’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, the Partnership assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the Partnership’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the Partnership’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, the Partnership will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset retirement obligations, beginning of period	$100,002	$67,732	$89,776	$64,794
Liabilities incurred	323	14,699	8,178	15,943
Liabilities settled	(270)	(158)	(688)	(381)
Accretion expense	1,419	1,294	4,208	3,211
Asset retirement obligations, end of period	$101,474	$83,567	$101,474	$83,567

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations in the Partnership’s consolidated balance sheets. During the nine months ended September 30, 2014, the Partnership incurred $6.6 million of future plugging and abandonment liabilities within purchase accounting for the Rangely and GeoMet acquisitions it consummated during the period (see Note 3). No future plugging and abandonment liabilities related to consummated acquisitions were incurred during the three months ended September 30, 2014. During the year ended December 31, 2013, the Partnership incurred $16.7 million of future plugging and abandonment liabilities within purchase accounting for the EP Energy Acquisition it consummated during the period.

NOTE 7 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$660,000	$419,000
7.75 % Senior Notes – due 2021	374,525	275,000
9.25 % Senior Notes – due 2021	248,497	248,334
Total debt	1,283,022	942,334
Less current maturities	—	—
Total long-term debt	$1,283,022	$942,334

Credit Facility

On September 24, 2014, in connection with its Eagle Ford acquisition (see Note 16), the Partnership entered into a fourth amendment to its revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as so amended, the “Credit Agreement”).  The Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $825.0 million and a maximum facility amount of $1.5 billion scheduled to mature in July 2018. The fourth amendment amends the Credit Agreement to permit the guarantee by the Partnership of certain deferred purchase price obligations and contingent indemnity obligations in connection with the Eagle Ford acquisition, and, with certain constraints, to permit the Partnership and its subsidiaries to enter into certain derivative instruments related to the producing wells to be acquired in the Eagle Ford acquisition.

The Partnership’s borrowing base under the revolving credit facility is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.4 million was outstanding at September 30, 2014. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of the Partnership’s material subsidiaries, and any non-guarantor subsidiaries of the Partnership are minor. Borrowings under the revolving credit facility bear interest, at the Partnership’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. The Partnership is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Partnership’s consolidated statements of operations. At September 30, 2014, the weighted average interest rate on outstanding borrowings under the revolving credit facility was 2.5%.

The Credit Agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of September 30, 2014. The Credit Agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than 4.50 to 1.0 as of the last day of the quarters ended through December 31, 2014, 4.25 to 1.0 as of the last day of the quarter ending March 31, 2015, and 4.00 to 1.0 as of the last day of fiscal quarters ending thereafter, and a ratio of current assets (as defined in the Credit Agreement) to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s Credit Agreement, at September 30, 2014, the Partnership’s ratio of current assets to current liabilities was 1.2 to 1.0, and its ratio of Total Funded Debt to EBITDA was 4.0 to 1.0.

Senior Notes

At September 30, 2014, the Partnership had $374.5 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% Senior Notes”), inclusive of an additional $100.0 million of such notes issued in a private placement transaction on June 2, 2014 at an offering price of 99.5% of par value, yielding net proceeds of approximately $97.4 million. The net proceeds were used to partially fund the Rangely Acquisition (see Note 3). The Partnership issued $275.0 million of its 7.75% Senior Notes in a private placement transaction at par on January 23, 2013. The 7.75% Senior Notes were presented net of a $0.5 million unamortized discount as of September 30, 2014. Interest is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

The Partnership entered into a registration rights agreement with respect to the $100.0 million 7.75% Senior Notes issued in June 2014. Under the registration rights agreement, the Partnership will cause to be filed with the SEC a registration statement with respect to offers to exchange the 7.75% Senior Notes for substantially identical notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). The Partnership will use reasonable best efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, the Partnership will use reasonable best efforts to cause an exchange offer to be consummated not later than 270 days after the issuance of the 7.75% Senior Notes. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, the Partnership has agreed to file a shelf registration statement with respect to the 7.75% Senior Notes. The Partnership is required to pay additional interest if it fails to comply with its obligations to register the 7.75% Senior Notes within the specified time periods.

At September 30, 2014, the Partnership had $248.5 million of its 9.25% senior unsecured notes due 2021 (“9.25% Senior Notes”). The net proceeds were used to partially fund the EP Energy Acquisition (see Note 3). The 9.25% Senior Notes were presented net of a $1.5 million unamortized discount as of September 30, 2014. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time on or after August 15, 2017, the Partnership may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, the Partnership may redeem up to 35% of the 9.25% Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.250%. Under certain conditions, including if the

Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, the Partnership must offer to repurchase the 9.25% Senior Notes.

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

The indentures governing the 9.25% Senior Notes and 7.75% Senior Notes contain covenants, including limitations on the Partnership’s ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of September 30, 2014.

Total cash payments for interest by the Partnership were $55.2 million and $15.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its consolidated balance sheets of $50.1 million and $22.6 million at September 30, 2014 and December 31, 2013, respectively. Of the $53.3 million of net gain in accumulated other comprehensive income on the Partnership’s consolidated balance sheet at September 30, 2014, if the fair values of the instruments remain at current market values, the Partnership will reclassify $21.0 million of gains to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $32.3 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future commodity price changes.  Approximately $0.3 million and $0.8 million of derivative gains were reclassified from other comprehensive income related to derivative instruments entered into during the three and nine months ended September 30, 2014, respectively. Approximately $1.3 million and $0.8 million of derivative gains were reclassified from other comprehensive income related to derivative instruments entered into during the three and nine months ended September 30, 2013, respectively.

The following table summarizes the gains or losses recognized in the Partnership’s consolidated statements of operations for effective derivative instruments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Gain) loss reclassified from accumulated other comprehensive income (loss):
Gas and oil production revenue	$(1,304)	$(1,145)	$21,924	$(4,424)
Total	$(1,304)	$(1,145)	$21,924	$(4,424)

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

Offsetting Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
As of September 30, 2014
Current portion of derivative assets	$23,604	$(2,554)	$21,050
Long-term portion of derivative assets	31,950	(1,124)	30,826
Total derivative assets	$55,554	$(3,678)	$51,876
As of December 31, 2013
Current portion of derivative assets	$2,664	$(773)	$1,891
Long-term portion of derivative assets	31,146	(4,062)	27,084
Current portion of derivative liabilities	4,341	(4,341)	—
Long-term portion of derivative liabilities	122	(122)	—
Total derivative assets	$38,273	$(9,298)	$28,975

Offsetting Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
As of September 30, 2014
Current portion of derivative assets	$(2,554)	$2,554	$—
Long-term portion of derivative assets	(1,124)	1,124	—
Current portion of derivative liabilities	(1,792)		(1,792)
Total derivative liabilities	$(5,470)	$3,678	$(1,792)
As of December 31, 2013
Current portion of derivative assets	$(773)	$773	$—
Long-term portion of derivative assets	(4,062)	4,062	—
Current portion of derivative liabilities	(10,694)	4,341	(6,353)
Long-term portion of derivative liabilities	(189)	122	(67)
Total derivative liabilities	$(15,718)	$9,298	$(6,420)

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

The Partnership recognized gains of $1.3 million and gains of $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and losses of $21.9 million and gains of $4.4 million for the nine months ended September 30, 2014 and 2013, respectively, on settled contracts covering commodity production. These gains and losses were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2014 and 2013, respectively, for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At September 30, 2014, the Partnership had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	15,038,200	$4.152	$804
2015	51,924,500	$4.239	12,192
2016	45,746,300	$4.311	10,462
2017	24,840,000	$4.532	7,552
2018	9,360,000	$4.619	2,590
			$33,600

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	Puts purchased	960,000	$4.221	$279
2014	Calls sold	960,000	$5.120	(23)
2015	Puts purchased	3,480,000	$4.234	1,948
2015	Calls sold	3,480,000	$5.129	(452)
				$1,752

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2014	Puts purchased	450,000	$3.800	$17
2015	Puts purchased	1,440,000	$4.000	550
2016	Puts purchased	1,440,000	$4.150	738
				$1,305

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(8)
2014	2,700,000	$(0.110)	$3
2015	3,000,000	$(0.068)	(31)
			$(28)

Natural Gas – NGPL Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(9)
2014	2,250,000	$(0.108)	$1
			$1

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(10)
2014	1,386,000	$2.123	$238
2015	5,040,000	$1.983	570
			$808

Natural Gas Liquids – Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2014	630,000	$0.303	$37
			$37

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2014	3,087,000	$1.000	$(144)
2015	8,064,000	$1.016	(76)
			$(220)

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2014	378,000	$1.308	$34
2015	1,512,000	$1.248	98
			$132

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(7)
2014	378,000	$1.323	$32
2015	1,512,000	$1.263	91
			$123

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$(24)
2017	60,000	$83.780	(58)
			$(82)

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2014	439,500	$95.090	$2,144
2015	1,743,000	$90.645	4,977
2016	1,029,000	$88.650	2,731
2017	492,000	$87.752	1,409
2018	360,000	$88.283	1,302
			$12,563

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2014	Puts purchased	10,290	$84.169	$15
2014	Calls sold	10,290	$113.308	(1)
2015	Puts purchased	29,250	$83.846	110
2015	Calls sold	29,250	$110.654	(31)
				$93
			Total net assets	$50,084

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu ethane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(7)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable
(8)	Fair value based on forward WAHA natural gas prices, as applicable
(9)	Fair value based on forward NGPL natural gas prices, as applicable
(10)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable

At September 30, 2014, the Partnership had net cash proceeds of $0.8 million related to hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. The Partnership will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts.

In June 2012, the Partnership entered into natural gas put option contracts, which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At September 30, 2014, net unrealized derivative assets of $1.3 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At September 30, 2014, the Partnership had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), the Partnership is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. The Partnership, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Information for assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Derivative assets, gross
Commodity swaps	$—	$51,734	$—	$51,734
Commodity basis swaps	—	163	—	163
Commodity puts	—	1,305	—	1,305
Commodity options	—	2,352	—	2,352
Total derivative assets, gross	—	55,554	—	55,554
Derivative liabilities, gross
Commodity swaps	—	(4,773)	—	(4,773)
Commodity basis swaps	—	(190)	—	(190)
Commodity options	—	(507)	—	(507)
Total derivative liabilities, gross	—	(5,470)	—	(5,470)
Total derivatives, fair value, net	$—	$50,084	$—	$50,084

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative assets, gross
Commodity swaps	$—	$33,594	$—	$33,594
Commodity puts	—	1,374	—	1,374
Commodity options	—	3,305	—	3,305
Total derivative assets, gross	—	38,273	—	38,273
Derivative liabilities, gross
Commodity swaps	—	(14,624)	—	(14,624)
Commodity options	—	(1,094)	—	(1,094)
Total derivative liabilities, gross	—	(15,718)	—	(15,718)
Total derivatives, fair value, net	$—	$22,555	$—	$22,555

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair value of the Partnership’s long-term debt at September 30, 2014 and December 31, 2013, which consists of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 7), were $1,297.8 million and $938.6 million, respectively, compared with the carrying amounts of $1,283.0 million and $942.3 million, respectively. At September 30, 2014 and December 31, 2013, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 7), which bears interest at variable interest rates, approximated its estimated fair value. The estimated fair values of the Partnership’s Senior Notes were based upon the market approach and calculated using yields of the Partnership as provided by financial institutions and thus were categorized as Level 3 values.

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

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014		2013
	Level 3	Total	Level 3	Total
Asset retirement obligations	$323	$323	$14,699	$14,699
Total	$323	$323	$14,699	$14,699

	Nine Months Ended September 30,
	2014		2013
	Level 3	Total	Level 3	Total
Asset retirement obligations	$8,178	$8,178	$15,943	$15,943
Total	$8,178	$8,178	$15,943	$15,943

Management estimates the fair value of the Partnership’s long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. For the year ended December 31, 2013, the Partnership recognized $38.0 million of impairment of long-lived assets which were defined as Level 3 fair value measurements (see Note 2 – Impairment of Long-Lived Assets). No impairments were recognized during the three and nine months ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, the Partnership completed the Rangely Acquisition and the GeoMet acquisition (see Note 3). During the year ended December 31, 2013, the Partnership completed the acquisition of certain oil and gas assets from EP Energy (see Note 3). The fair value measurements of assets acquired and liabilities assumed for these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Rangely Acquisition and the GeoMet acquisition as of the respective acquisition dates, which are reflected in the Partnership’s consolidated balance sheet as of September 30, 2014, are subject to change as the final valuations have not yet been completed, and such changes could be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Partnership’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 6). These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuations and are subject to change.

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

Relationship with Atlas Pipeline Partners, L.P. The Partnership’s general partner, ATLS, also maintains a general partner ownership interest in Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States and gas gathering services in the Appalachian Basin in the northwest region of the United States. In the Chattanooga Shale, a portion of the natural gas produced by the Partnership is gathered and processed by APL. For each of the three month periods ended September 30, 2014 and 2013, $0.1 million of gathering fees were paid by the Partnership to APL. For each of the nine month periods ended September 30, 2014 and 2013, $0.2 million of gathering fees were paid by the Partnership to APL.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Subject to certain conditions, investor partners in certain Drilling Partnerships have the right to present their interests for purchase by the Partnership, as managing general partner. The Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on its historical experience, as of September 30, 2014, the management of the Partnership believes that any such liability incurred would not be material. Also, the Partnership has agreed to subordinate a portion of its share of net partnership revenues from certain of the Drilling Partnerships to the benefit of the investor partners until they have received specified returns, typically 10% to 12% per year for the first five to eight years, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2014 and 2013, $0.9 million and $2.2 million, respectively, and $4.7 million and $6.5 million for the nine months ended September 30, 2014 and 2013, respectively, of the Partnership’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the Drilling Partnerships.

Certain of the Partnership’s executives are parties to employment agreements with ATLS that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

In connection with the EP Energy Acquisition (see Note 3), the Partnership acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of the Partnership’s firm transportation obligations as of September 30, 2014 were as follows: 2014 - $2.1 million; 2015 ‑ $8.6 million; 2016 ‑ $2.1 million; and 2017 to 2018 ‑ none.

As of September 30, 2014, the Partnership is committed to expend approximately $65.4 million, principally on drilling and completion expenditures.

Legal Proceedings

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 12 —ISSUANCES OF UNITS

In August 2014, the Partnership entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, the Partnership may sell from time to time through the Agents common units representing limited partner interests of the Partnership having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. The Partnership will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, the Partnership may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such Agent. As of September 30, 2014, no units have been sold under this program.

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

Distributions declared by the Partnership for the period from January 1, 2013 through September 30, 2014 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter/Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners	Total Cash Distribution to the General Partner’s Class A Units
May 15, 2013	March 31, 2013	$0.5100	$22,428	$1,957	$946
August 14, 2013	June 30, 2013	$0.5400	$32,097	$2,072	$1,884
November 14, 2013	September 30, 2013	$0.5600	$33,291	$4,248	$2,443
February 14, 2014	December 31, 2013	$0.5800	$34,489	$4,400	$2,891

March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467	$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466	$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466	$1,054

June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466	$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466	$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492	$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493	$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491	$1,378

On October 29, 2014, the Partnership declared a monthly distribution of $0.1966 per common unit for the month of September 2014. The $18.9 million distribution, including $1.4 million and $1.5 million to the general partner and preferred limited partners, respectively, will be paid on November 14, 2014 to holders of record as of November 10, 2014.

NOTE 14 — BENEFIT PLAN

2012 Long-Term Incentive Plan

The Partnership’s 2012 Long-Term Incentive Plan (“2012 LTIP”), effective March 2012, provides incentive awards to officers, employees and directors as well as employees of the general partner and its affiliates, consultants and joint venture partners (collectively, the “Participants”), who perform services for the Partnership. The 2012 LTIP is administered by the board of the general partner, a committee of the board or the board (or committee of the board) of an affiliate (the “LTIP Committee”). Under the 2012 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 2,900,000 common limited partner units. At September 30, 2014, the Partnership had 2,258,110 phantom units, restricted units and restricted options outstanding under the 2012 LTIP with 148,663 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the financial statements based upon their current fair market value.

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

Phantom Units

Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property. Phantom units are subject to terms and conditions determined by the LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the LTIP Committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by the Partnership with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the 2012 LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant. Of the phantom units outstanding under the 2012 LTIP at September 30, 2014, 314,775 units will vest within the following twelve months. All phantom units outstanding under the 2012 LTIP at September 30, 2014 include DERs. During both the three months ended September 30, 2014 and 2013, the Partnership paid $0.5 million with respect to the 2012 LTIP’s DERs. During both the nine months ended September 30, 2014 and 2013, the Partnership paid $1.5 million with respect to the 2012 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheets.

The following table sets forth the 2012 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	901,207	$23.29	845,932	$24.51
Granted	9,400	19.85	37,191	21.86
Vested and issued(1)	(115,797)	24.54	(33,123)	24.72
Forfeited	—	—	—	—
Outstanding, end of period(2)(3)	794,810	$23.07	850,000	$24.38
Vested and not yet issued(4)	5,412	$25.25	7,749	$25.51
Non-cash compensation expense recognized (in thousands)		$1,647		$2,045

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	839,808	$24.31	948,476	$24.76
Granted	236,423	20.28	128,981	22.07
Vested and issued(1)	(262,671)	24.51	(204,582)	24.70
Forfeited	(18,750)	23.00	(22,875)	24.23
Outstanding, end of period(2)(3)	794,810	$23.07	850,000	$24.38
Vested and not yet issued(4)	5,412	$25.25	7,749	$25.51
Non-cash compensation expense recognized (in thousands)		$4,968		$7,329

(1)

The intrinsic value of phantom unit awards vested and issued during the three months ended September 30, 2014 and 2013 was $2.8 million and $0.8 million, respectively, and $5.7 million and $5.0 million during the nine months ended September 30, 2014 and 2013, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2014 was $15.5 million.
(3)

There was $0.2 million and $0.1 million recognized as liabilities on the Partnership’s consolidated balance sheets representing 29,035 and 16,084 units for the periods ending September 30, 2014 and December 31, 2013, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $21.09 and $22.15 for the periods ending September 30, 2014 and December 31, 2013, respectively. There was approximately $40,000 recognized as liabilities on the Partnership’s consolidated balance sheet at September 30, 2013, representing 7,939 units due to the option of the participants to settle in cash instead of units.  The weighted average grant date fair value for these units was $25.19 as of September 30, 2013.

(4)	The intrinsic values of phantom unit awards vested, but not yet issued at September 30, 2014 and 2013 were $0.1 million and $0.2 million, respectively.

At September 30, 2014, the Partnership had approximately $8.3 million in unrecognized compensation expense related to unvested phantom units outstanding under the 2012 LTIP based upon the fair value of the awards.

Unit Options

A unit option is the right to purchase a Partnership common unit in the future at a predetermined price (the exercise price). The exercise price of each option is determined by the LTIP Committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted. The LTIP Committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method by which the exercise price may be paid by the Participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the 2012 LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 362,888 unit options outstanding under the 2012 LTIP at September 30, 2014 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2014 and 2013.

The following table sets forth the 2012 LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of period	1,467,050	$24.66	1,494,750	$24.67
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(3,750)	24.67	(6,250)	24.67
Outstanding, end of period(2)(3)	1,463,300	$24.66	1,488,500	$24.67
Options exercisable, end of period(4)	732,025	$24.67	371,375	$24.67
Non-cash compensation expense recognized (in thousands)		$342		$915

	Nine Months Ended September 30,
	2014		2013
	Number of Units	Weighted Average Exercise Price	Number of Units	Weighted Average Exercise Price
Outstanding, beginning of year	1,482,675	$24.66	1,515,500	$24.68
Granted	—	—	2,500	22.88
Exercised (1)	—	—	—	—
Forfeited	(19,375)	24.48	(29,500)	24.74
Outstanding, end of period(2)(3)	1,463,300	$24.66	1,488,500	$24.67
Options exercisable, end of period(4)	732,025	$24.67	371,375	$24.67
Non-cash compensation expense recognized (in thousands)		$1,374		$2,880

(1)	No options were exercised during the three and nine months ended September 30, 2014 and 2013, respectively.
(2)	The weighted average remaining contractual life for outstanding options at September 30, 2014 was 7.6 years.
(3)	There was no aggregate intrinsic value of options outstanding at September 30, 2014.
(4)

The weighted average remaining contractual lives for exercisable options at September 30, 2014 and 2013 were 7.6 years and 8.6 years, respectively. There were no aggregate intrinsic values of options exercisable at September 30, 2014 and 2013.

At September 30, 2014, the Partnership had approximately $1.4 million in unrecognized compensation expense related to unvested unit options outstanding under the 2012 LTIP based upon the fair value of the awards. The Partnership used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	6.7%
Expected unit price volatility	—%	—%	—%	35.8%
Risk-free interest rate	—%	—%	—%	1.1%
Expected term (in years)	—	—	—	6.35
Fair value of unit options granted	$—	$—	$—	$3.63

NOTE 15 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gas and oil production:
Revenues	$125,394	$80,332	$325,696	$173,490
Operating costs and expenses	(49,922)	(29,419)	(128,477)	(63,670)
Depreciation, depletion and amortization expense	(60,103)	(39,900)	(163,663)	(80,176)
Segment income	$15,369	$11,013	$33,556	$29,644
Well construction and completion:
Revenues	$61,204	$10,964	$126,917	$92,293
Operating costs and expenses	(53,221)	(9,534)	(110,363)	(80,255)
Segment income	$7,983	$1,430	$16,554	$12,038
Other partnership management:(1)
Revenues	$16,096	$(211)	$42,143	$20,676
Operating costs and expenses	(5,831)	(6,781)	(19,425)	(20,776)
Depreciation, depletion and amortization expense	(2,749)	(1,756)	(7,427)	(4,885)
Segment income (loss)	$7,516	$(8,748)	$15,291	$(4,985)
Reconciliation of segment income (loss) to net income (loss):
Segment income (loss):
Gas and oil production	$15,369	$11,013	$33,556	$29,644
Well construction and completion	7,983	1,430	16,554	12,038
Other partnership management	7,516	(8,748)	15,291	(4,985)
Total segment income	30,868	3,695	65,401	36,697
General and administrative expenses(2)	(13,124)	(31,983)	(50,894)	(63,767)
Interest expense(2)	(16,577)	(10,748)	(43,028)	(22,145)
Loss on asset sales and disposal(2)	(92)	(661)	(1,686)	(2,035)
Net income (loss)	$1,075	$(39,697)	$(30,207)	$(51,250)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Gas and oil production	$125,394	$80,332	$325,696	$173,490
Well construction and completion	61,204	10,964	126,917	92,293
Other partnership management	16,096	(211)	42,143	20,676
Total revenues	$202,694	$91,085	$494,756	$286,459
Capital expenditures:
Gas and oil production	$50,596	$64,094	$134,388	$186,529
Other partnership management	4,097	7,753	11,637	11,798
Corporate and other	1,237	2,097	4,460	5,669
Total capital expenditures	$55,930	$73,944	$150,485	$203,996

	September 30, 2014	December 31, 2013
Balance sheet
Goodwill:
Gas and oil production	$18,145	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250
	$31,784	$31,784
Total assets:
Gas and oil production	$2,783,035	$2,170,712

	September 30, 2014	December 31, 2013
Well construction and completion	70,021	55,031
Other partnership management	58,918	56,493
Corporate and other	74,428	61,564
	$2,986,402	$2,343,800

(1)	Includes revenues and expenses from well services, gathering and processing, administration and oversight and other, net that do not meet the quantitative threshold for reporting segment information.
(2)

Gain (loss) on asset sales and disposal, general and administrative expenses and interest expense have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 16 — SUBSEQUENT EVENTS

Eagle Ford Shale Asset Acquisition.  On November 5, 2014, the Partnership and ATLS’s development subsidiary (the “Development Subsidiary”) completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas (the “Eagle Ford Acquisition”).  Approximately $199.0 million was paid in cash by the Partnership and the Development Subsidiary at closing, and approximately $140.0 million will be paid over the four quarters following closing.  The Partnership will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015.  The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing.  The Partnership may pay up to $20.0 million of its deferred portion of the purchase price by issuing its Class D cumulative redeemable perpetual preferred units at a price of $25.00 per unit.

In connection with the closing of the Eagle Ford Acquisition, the borrowing base under the Partnership’s revolving credit facility was increased to $900.0 million.

Targa Resources Acquisition and ATLS Spin-Off.  On October 13, 2014, ATLS entered into a definitive merger agreement with Targa Resources Corp. (“TRC”) (the “Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly owned subsidiary of TRC with and into ATLS (the “Merger”). Concurrently with the ATLS Merger Agreement, ATLS, APL and Atlas Pipeline Partners GP, LLC entered into a definitive merger agreement with TRC, Targa Resources Partners LP (“TRP”), and certain other parties (the “APL Merger Agreement”), pursuant to which TRP agreed to acquire APL through a merger of a newly formed wholly owned subsidiary of TRP with and into APL (the “APL Merger”). Concurrent with the execution of the ATLS Merger Agreement and the APL Merger Agreement, ATLS agreed to (i) transfer its assets and liabilities, other than those related to APL, to the Partnership’s General Partner, which has changed its name to Atlas Energy Group, LLC (“Atlas Energy Group”), and (ii) immediately prior to the ATLS Merger, effect a pro rata distribution to the ATLS unitholders of common units of Atlas Energy Group representing a 100% interest in Atlas Energy Group (the “Spin-Off”). On November 5, 2014, Atlas Energy Group filed a registration statement on Form 10 in connection with the Spin-Off.

The closing of the ATLS Merger is subject to approval by holders of a majority of the ATLS’ common units, approval by a majority of the holders of TRC common stock voting at a special meeting held to approve the issuance of TRC shares in the Merger and other closing conditions, including the closing of the APL Merger and the Spin-Off. The closing of the APL Merger is subject to approval by APL’s unitholders and other closing conditions, including the completion of the ATLS Merger and the Spin-Off. Completion of the Spin-Off is also conditioned on the parties standing ready to complete the ATLS Merger.

Cash Distribution. On October 29, 2014, the Partnership declared a cash distribution of $0.1966 per common unit for the month of September 2014. The $18.9 million distribution, including $1.4 million and $1.5 million to the general partner and preferred limited partners, respectively, will be paid on November 14, 2014 to holders of record as of November 10, 2014.

Issuance of Preferred Units. In connection with the Eagle Ford Acquisition, on October 2, 2014, the Partnership issued 3,200,000 8.625% Class D cumulative redeemable perpetual preferred units at a public offering price of $25.00 per Class D Unit. The Partnership will pay cumulative distributions in cash on the units on a quarterly basis at a rate of $2.15625 per unit, or 8.625% of the liquidation preference, per year.

9.25% Senior Notes. Also in connection with the Eagle Ford Acquisition, on October 14, 2014, the Partnership issued an additional $75.0 million of its 9.25% Senior Notes in a private transaction under Rule 144A and Regulation S of the Securities Act at an offering price of 100.5%, yielding net proceeds of approximately $73.6 million. In connection with the issuance, the Partnership also entered into a registration rights agreement. Under the registration rights agreement, the Partnership agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by no later than 270 days after the issuance of the 9.25% Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, the Partnership agreed to file a shelf registration statement with respect to the issuance. If the Partnership fails to comply with its obligations to register the notes within the specified time periods, the Partnership will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration is declared effective, as applicable.

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

Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), manages our operations and activities through its ownership of our general partner interest. At September 30, 2014, ATLS owned 100% of our general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls us, and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in us.

FINANCIAL PRESENTATION

Our consolidated balance sheets at September 30, 2014 and December 31, 2013, and the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the consolidation of the financial statements. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

SUBSEQUENT EVENTS

Eagle Ford Shale Asset Acquisition.  On November 5, 2014, we and ATLS’s development subsidiary (the “Development Subsidiary”) completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas (the “Eagle Ford Acquisition”).  Approximately $199.0 million was paid in cash by us and the Development Subsidiary at closing, and approximately $140.0 million will be paid over the four quarters following closing. We will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015.  The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing.  We may pay up to $20.0 million of its deferred portion of the purchase price by issuing our Class D cumulative redeemable perpetual preferred units at a price of $25.00 per unit.

In connection with the closing of the Eagle Ford Acquisition, the borrowing base under our revolving credit facility was increased to $900.0 million.

Targa Resources Acquisition and ATLS Spin-Off.  On October 13, 2014, ATLS entered into a definitive merger agreement with Targa Resources Corp. (“TRC”) (the “Merger Agreement”), pursuant to which TRC agreed to acquire ATLS through a merger of a newly formed wholly owned subsidiary of TRC with and into ATLS (the “Merger”). Concurrently with the ATLS Merger Agreement, ATLS, APL and Atlas Pipeline Partners GP, LLC entered into a definitive merger agreement with TRC, Targa Resources Partners LP (“TRP”), and certain other parties (the “APL Merger Agreement”), pursuant to which TRP agreed to acquire APL through a merger of a newly formed wholly owned subsidiary of TRP with and into APL (the “APL Merger”). Concurrent with the execution of the ATLS Merger Agreement and the APL Merger Agreement, ATLS agreed to (i) transfer its assets and liabilities, other than those related to APL, to our General Partner, which has changed its name to Atlas Energy Group, LLC (“Atlas Energy Group”), and (ii) immediately prior to the ATLS Merger, effect a pro rata distribution to the ATLS unitholders of common units of Atlas Energy Group representing a 100% interest in Atlas Energy Group (the “Spin-Off”). On November 5, 2014, Atlas Energy Group filed a registration statement on Form 10 in connection with the Spin-Off.

The closing of the ATLS Merger is subject to approval by holders of a majority of the ATLS’ common units, approval by a majority of the holders of TRC common stock voting at a special meeting held to approve the issuance of TRC shares in the Merger and other closing conditions, including the closing of the APL Merger and the Spin-Off. The closing of the APL Merger is subject to approval by APL’s unitholders and other closing conditions, including the completion of the ATLS Merger and the Spin-Off. Completion of the Spin-Off is also conditioned on the parties standing ready to complete the ATLS Merger.

Cash Distribution. On October 29, 2014, we declared a cash distribution of $0.1966 per common unit for the month of September 2014. The $18.9 million distribution, including $1.4 million and $1.5 million to the general partner and preferred limited partners, respectively, will be paid on November 14, 2014 to holders of record as of November 10, 2014.

Issuance of Preferred Units. In connection with the Eagle Ford Acquisition, on October 2, 2014, we issued 3,200,000 8.625% Class D cumulative redeemable perpetual preferred units at a public offering price of $25.00 per Class D Unit. We will pay cumulative distributions in cash on the Units on a quarterly basis at a rate of $2.15625 per unit, or 8.625% of the liquidation preference, per year.

Issuance of Senior Notes. Also in connection with the Eagle Ford Acquisition, on October 14, 2014, we issued $75.0 million of its 9.25% Senior Notes in a private transaction under Rule 144A and Regulation S of the Securities Act at an offering price of 100.5%, yielding net proceeds of approximately $73.6 million. In connection with the issuance, we also entered into a registration rights agreement. Under the registration rights agreement, we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated no later than 270 days after the issuance of the 9.25% Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, we agreed to file a shelf registration statement with respect to the issuance. If we fail to comply with its obligations to register the notes within the specified time periods, we will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration is declared effective, as applicable.

RECENT DEVELOPMENTS

Equity Distribution Program. On August 29, 2014, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, we may sell from time to time through the Agents common units representing limited partner interests of us having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, we may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent (see “Issuances of Units”). As of September 30, 2014, no units have been sold under this program.

Rangely Acquisition. On June 30, 2014, we completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado for approximately $407.8 million in cash, net of purchase price adjustments (the “Rangely Acquisition”). The purchase price was funded through borrowings under our revolving credit facility, the issuance of an additional $100.0 million of our 7.75% senior notes due 2021 (see “Senior Notes”) and the issuance of 15,525,000 common limited partner units (see “Issuance of Units”). The Rangely Acquisition had an effective date of April 1, 2014. Our consolidated financial statements reflect the operating results of the acquired business commencing June 30, 2014.

GeoMet Acquisition. On May 12, 2014, we completed the acquisition of assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $99.3 million in cash with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

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

Cash Distribution Practice. In January 2014, our board of directors approved the modification of our cash distribution payment practice to a monthly cash distribution program beginning for the month of January 2014, whereby a monthly cash distribution will be paid within 45 days from the month end.

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our gas. The sales price of natural gas produced is a function of the market in the area and typically linked to a regional index. The production area and pricing indices for the majority of our production areas are as follows:

•	Appalachian Basin - Dominion South Point, Tennessee Gas Pipeline, Transco Leidy Line, Columbia Appalachia, NYMEX and Transco Zone 5;
•	Mississippi Lime - Southern Star;
•	Barnett Shale and Marble Falls- primarily Waha;
•	Raton - ANR, Panhandle, and NGPL;
•	Black Warrior Basin - Southern Natural; and
•	Other regions - primarily the Texas Gas Zone SL spot market (New Albany Shale) and the Cheyenne Hub spot market (Niobrara).

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
•

Administration and oversight. For each well drilled by a Drilling Partnership, we currently receive a fixed fee between $100,000 and $500,000, depending on the type of well drilled, upon initiation of drilling operations, or “spudding” of a well. Additionally, the Drilling Partnership pays us a monthly per well administrative fee of $75 for the life of the well. Because we coinvest in the Drilling Partnerships, the net fee that we receive is reduced by our proportionate interest in the well;

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, we have focused our natural gas, crude oil and NGL production operations in various shale plays throughout the United States. We previously had certain agreements which restricted our ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which expired on February 17, 2014. Through September 30, 2014, we have established production positions in the following operating areas:

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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and for our interest, during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross wells drilled:
Utica	4	3	4	3
Barnett/Marble Falls	20	22	72	53
Mississippi Lime	6	6	22	19
Total	30	31	98	75
Net wells drilled(1):
Utica	1	1	1	1
Barnett/Marble Falls	6	14	42	40
Mississippi Lime	2	2	9	8
Total	9	17	52	49
Gross wells turned in line:
Utica	3	5	3	5
Marcellus Shale	—	8	—	9
Barnett/Marble Falls	23	17	72	54
Mississippi Lime	4	5	15	15
Total	30	35	90	83
Net wells turned in line(1):
Utica	1	2	1	2
Marcellus Shale	—	3	—	3
Barnett/Marble Falls	9	12	46	46
Mississippi Lime	2	2	6	8
Total	12	19	53	59

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage ownership in our Drilling Partnerships.

Production Volumes. The following table presents our total net natural gas, crude oil, and NGL production volumes and production per day for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production:(1)(2)(3)
Appalachia:
Natural gas (MMcf)	3,516	3,551	10,670	9,187
Oil (000’s Bbls)	34	29	106	79
Natural gas liquids (000’s Bbls)	4	1	11	1
Total (MMcfe)	3,744	3,730	11,373	9,672
Coal-bed Methane:
Natural gas (MMcf)	11,817	7,037	32,441	7,037
Oil (000’s Bbls)	—	—	0	—
Natural gas liquids (000’s Bbls)	—	—	0	—
Total (MMcfe)	11,817	7,037	32,441	7,037
Barnett/Marble Falls:
Natural gas (MMcf)	5,311	6,085	15,955	18,075
Oil (000’s Bbls)	117	83	304	231
Natural gas liquids (000’s Bbls)	263	272	746	753
Total (MMcfe)	7,593	8,216	22,256	23,979
Rangely:
Natural gas (MMcf)	—	—	—	—
Oil (000’s Bbls)	236	—	236	—
Natural gas liquids (000’s Bbls)	24	—	24	—
Total (MMcfe)	1,562	—	1,562	—
Mississippi Lime/Hunton:
Natural gas (MMcf)	614	504	1,719	1,294
Oil (000’s Bbls)	34	26	101	39
Natural gas liquids (000’s Bbls)	50	34	143	78
Total (MMcfe)	1,117	863	3,181	1,997
Other operating areas:
Natural gas (MMcf)	294	398	897	1,248
Oil (000’s Bbls)	2	2	6	5
Natural gas liquids (000’s Bbls)	31	36	92	107
Total (MMcfe)	492	627	1,489	1,923
Total production:
Natural gas (MMcf)	21,552	17,574	61,682	36,840
Oil (000’s Bbls)	423	140	754	355
Natural gas liquids (000’s Bbls)	372	344	1,016	939
Total (MMcfe)	26,325	20,473	72,302	44,607
Production per day:(1)(2)(3)
Appalachia:
Natural gas (Mcfd)	38,218	38,594	39,083	33,651
Oil (Bpd)	367	312	390	291
Natural gas liquids (Bpd)	46	12	40	5
Total (Mcfed)	40,693	40,541	41,661	35,428
Coal-bed Methane: (4)
Natural gas (Mcfd)	128,444	115,354	118,833	25,775
Oil (Bpd)	—	—	—	—
Natural gas liquids (Bpd)	—	—	—	—
Total (Mcfed)	128,444	115,354	118,833	25,775
Barnett/Marble Falls:
Natural gas (Mcfd)	57,726	66,145	58,445	66,208
Oil (Bpd)	1,273	899	1,114	847
Natural gas liquids (Bpd)	2,861	2,961	2,732	2,757
Total (Mcfed)	82,535	89,306	81,523	87,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rangely:
Natural gas (Mcfd)	—	—	—	—
Oil (Bpd)	2,567	—	865	—
Natural gas liquids (Bpd)	263	—	89	—
Total (Mcfed)	16,978	—	5,721	—
Mississippi Lime/Hunton:
Natural gas (Mcfd)	6,679	5,475	6,295	4,739
Oil (Bpd)	366	285	368	144
Natural gas liquids (Bpd)	545	366	524	285
Total (Mcfed)	12,145	9,382	11,651	7,315
Other operating areas:
Natural gas (Mcfd)	3,195	4,321	3,287	4,571
Oil (Bpd)	25	21	24	19
Natural gas liquids (Bpd)	334	395	337	394
Total (Mcfed)	5,349	6,815	5,453	7,044
Total production per day:
Natural gas (Mcfd)	234,263	191,020	225,943	134,945
Oil (Bpd)	4,598	1,517	2,761	1,301
Natural gas liquids (Bpd)	4,048	3,734	3,722	3,441
Total (Mcfed)	286,143	222,529	264,843	163,397

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

(3)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia; Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming; Rangely includes our 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado; Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

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

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 83% of our proved reserves on an energy equivalent basis at December 31, 2013. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for three and nine months ended September 30, 2014 and 2013, along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production revenues (in thousands):(1)
Appalachia:
Natural gas revenue	$7,529	$9,573	$30,925	$25,886
Oil revenue	3,090	2,389	9,064	6,860
Natural gas liquids revenue	213	36	451	49
Total revenues	$10,832	$11,998	$40,440	$32,795
Coal-bed Methane:
Natural gas revenue	$47,366	$25,773	$134,554	$25,773
Oil revenue	—	—	—	—
Natural gas liquids revenue	—	—	—	—
Total revenues	$47,366	$25,773	$134,554	$25,773

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Barnett/Marble Falls:
Natural gas revenue	$16,547	$18,211	$50,252	$52,891
Oil revenue	10,838	7,376	27,826	20,833
Natural gas liquids revenue	7,394	7,314	20,392	19,929
Total revenues	$34,779	$32,901	$98,470	$93,653
Rangely:
Natural gas revenue	$—	$—	$—	$—
Oil revenue	20,478	—	20,478	—
Natural gas liquids revenue	1,701	—	1,701	—
Total revenues	$22,179	$—	$22,179	$—
Mississippi Lime/Hunton:
Natural gas revenue	$2,569	$2,076	$7,395	$5,173
Oil revenue	3,514	3,051	9,686	4,257
Natural gas liquids revenue	1,855	1,645	5,621	3,340
Total revenues	$7,938	$6,772	$22,702	$12,770
Other operating areas:
Natural gas revenue	$1,235	$1,717	$3,910	$5,066
Oil revenue	231	177	572	444
Natural gas liquids revenue	834	994	2,869	2,989
Total revenues	$2,300	$2,888	$7,351	$8,499
Total production revenues:
Natural gas revenue	$75,246	$57,350	$227,036	$114,789
Oil revenue	38,151	12,993	67,626	32,394
Natural gas liquids revenue	11,997	9,989	31,034	26,307
Total revenues	$125,394	$80,332	$325,696	$173,490
Average sales price:
Natural gas (per Mcf):(2)
Total realized price, after hedge(3)	$3.55	$3.46	$3.79	$3.39
Total realized price, before hedge(3	$3.47	$3.20	$4.07	$3.19
Oil (per Bbl):(2)
Total realized price, after hedge	$90.18	$93.07	$89.71	$91.19
Total realized price, before hedge	$91.08	$104.03	$93.45	$96.50
Natural gas liquids (per Bbl):(2)
Total realized price, after hedge	$32.21	$29.08	$30.54	$28.01
Total realized price, before hedge	$32.18	$30.10	$32.16	$28.52

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Production costs (per Mcfe):(1) (2)
Appalachia:
Lease operating expenses(4)	$1.17	$1.05	$1.10	$1.15
Production taxes	0.08	0.09	0.06	0.08
Transportation and compression	0.31	0.49	0.47	0.49
	$1.57	$1.64	$1.64	$1.73
Coal-bed Methane:
Lease operating expenses	$1.16	$0.97	$1.09	$0.97
Production taxes	0.33	0.25	0.34	0.25
Transportation and compression	0.33	0.31	0.33	0.31
	$1.82	$1.52	$1.76	$1.52
Barnett/Marble Falls:
Lease operating expenses	$1.36	$1.35	$1.44	$1.15
Production taxes	0.28	—	0.27	0.19
Transportation and compression	0.06	0.07	0.06	0.09
	$1.70	$1.42	$1.78	$1.43
Rangely:
Lease operating expenses	$3.79	$—	$3.79	$—
Production taxes	0.77	—	0.77	—
Transportation and compression	—	—	—	—
	$4.56	$—	$4.56	$—
Mississippi Lime/Hunton:
Lease operating expenses	$1.55	$1.44	$1.52	$1.49
Production taxes	0.14	0.17	0.16	0.22
Transportation and compression	0.26	0.18	0.29	0.08
	$1.95	$1.79	$1.96	$1.79
Other operating areas:
Lease operating expenses	$0.85	$0.75	$0.82	$0.72
Production taxes	0.28	0.05	0.22	0.10
Transportation and compression	0.22	0.19	0.21	0.18
	$1.35	$0.99	$1.25	$1.00
Total production costs:
Lease operating expenses(4)	$1.39	$1.15	$1.27	$1.12
Production taxes	0.30	0.11	0.27	0.17
Transportation and compression	0.22	0.24	0.26	0.22
	$1.91	$1.50	$1.80	$1.51

(1)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia; Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, and the County Line area of Wyoming; Rangely includes our 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado; Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships for the three and nine months ended September 30, 2014 and 2013. Including the effect of this subordination, the average realized gas sales price was $3.49 per Mcf ($3.41 per Mcf before the effects of financial hedging) and $3.26 per Mcf ($3.01 per Mcf before the effects of financial hedging) for the three months ended September 30, 2014 and 2013, respectively, and $3.68 per Mcf ($3.96 per Mcf before the effects of financial hedging) and $3.12 per Mcf ($2.92 per Mcf before the effects of financial hedging) for the nine months ended September 30, 2014 and 2013, respectively.

(4)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our Drilling Partnerships for the three and nine months ended September 30, 2014 and 2013. Including the effects of these costs, Appalachia lease operating expenses were $1.07 per Mcfe ($1.47 per Mcfe for total production costs) and $0.73 per Mcfe ($1.31 per Mcfe for total production costs) for the three months ended September 30, 2014 and 2013, respectively, and $0.93 per Mcfe ($1.46 per Mcfe for total production costs) and $0.79 per Mcfe ($1.37 per Mcfe for total production costs) for the nine months ended September 30, 2014 and 2013, respectively. Including the effects of these costs, total lease operating expenses were $1.37 per Mcfe ($1.90 per Mcfe for total production costs) and $1.09 per Mcfe ($1.44 per Mcfe for total production costs) for the three months ended September 30, 2014 and 2013, respectively, and $1.25 per Mcfe ($1.78 per Mcfe for total production costs) and $1.04 per Mcfe ($1.43 per Mcfe for total production costs) for the nine months ended September 30, 2014 and 2013, respectively.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. Total production revenues were $125.4 million for the three months ended September 30, 2014, an increase of $45.1 million from $80.3 million for the three months ended September 30, 2013. This increase principally consisted of a $22.2 million increase attributable to the newly acquired Rangely assets, a $21.6 million increase attributable to the newly acquired coal-bed methane assets, a $1.9 million increase attributable to the Barnett Shale/Marble Falls operations, and a $1.2 million increase attributable to the Mississippi Lime/Hunton assets, partially offset by a $1.8 million decrease attributable to our Appalachia and other operating areas assets.

Total production costs were $49.9 million, an increase of $20.5 million from $29.4 million for the three months ended September 30, 2013. This increase primarily consisted of a $10.8 million increase attributable to production costs associated with the newly acquired coal-bed methane assets, a $7.1 million increase attributable to the newly acquired Rangely assets, a $1.9 million increase primarily attributable to new well connections, consisting of $1.3 million attributable to the Barnett Shale/Marble Falls assets, and $0.6 million attributable to the Mississippi Lime/Hunton assets, and a $0.8 million decrease in the credit received against lease operating expenses pertaining to the subordination of our revenue within our Drilling Partnerships. Total production costs per Mcfe increased to $1.91 per Mcfe for the three months ended September 30, 2014 from $1.50 per Mcfe for the comparable prior year period primarily as a result of the increases in our oil and natural gas liquids production. In general, production costs per Mcfe related to oil and natural gas liquids production are higher than production costs per Mcfe for dry natural gas production. However, due to the relative higher price per barrel of oil and natural gas liquids, gross margin per Mcfe is also higher than dry natural gas production.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. Total production revenues were $325.7 million for the nine months ended September 30, 2014, an increase of $152.2 million from $173.5 million for the nine months ended September 30, 2013. This increase principally consisted of a $108.8 million increase attributable to the newly acquired coal-bed methane assets, a $22.2 million increase attributable to the newly acquired Rangely assets, a $9.9 million increase attributable to the Mississippi Lime/Hunton assets, a $7.6 million increase attributable to the Appalachia assets due primarily to the Marcellus and Utica Shale wells drilled, and a $4.8 million increase attributable to the Barnett Shale/Marble Falls operations.

Total production costs were $128.5 million, an increase of $64.8 million from $63.7 million for the nine months ended September 30, 2013. This increase primarily consisted of a $46.4 million increase attributable to production costs associated with the newly acquired coal-bed methane assets, a $9.9 million increase primarily attributable to new well connections, consisting of $5.3 million attributable to the Barnett Shale/Marble Falls assets, $1.9 million attributable to Appalachia operations, and $2.7 million attributable to the Mississippi Lime/Hunton assets, a $7.1 million increase attributable to the newly acquired Rangely assets, and a $1.5 million decrease in the credit received against lease operating expenses pertaining to the subordination of our revenue within our Drilling Partnerships. Total production costs per Mcfe increased to $1.80 per Mcfe for the nine months ended September 30, 2014 from $1.51 per Mcfe for the comparable prior year period primarily as a result of the increases in our oil and natural gas liquids production.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our Drilling Partnerships during the three and nine months ended September 30, 2014 and 2013. There were no exploratory wells drilled during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Drilling partnership investor capital:
Raised	$18,055	$10,964	$19,610	$13,964
Deployed	$61,204	$10,964	$126,917	$92,293
Gross partnership wells drilled:
Utica	4	3	4	3
Barnett/Marble Falls	20	22	52	29
Mississippi Lime	6	6	17	15
Total	30	31	73	47
Net partnership wells drilled:
Utica	4	3	4	3
Barnett/Marble Falls	20	11	40	14
Mississippi Lime	6	6	17	15
Total	30	20	61	32

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average construction and completion:
Revenue per well	$2,121	$1,786	$2,476	$3,871
Cost per well	1,845	1,553	2,153	3,366
Gross profit per well	$276	$233	$323	$505
Gross profit margin	$7,983	$1,430	$16,554	$12,038
Partnership net wells associated with revenue recognized(1):
Appalachia:
Marcellus Shale	—	—	—	6
Utica	2	—	3	2
Barnett/Marble Falls	22	5	37	7
Mississippi Lime	5	1	11	9
Total	29	6	51	24

(1)	Consists of Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. Well construction and completion segment margin was $8.0 million for the three months ended September 30, 2014, an increase of $6.6 million from $1.4 million for the three months ended September 30, 2013. This increase consisted of a $6.3 million increase related to a greater number of wells recognized for revenue within our Drilling Partnerships, and a $0.2 million increase associated with higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to capital deployed for higher cost Utica Shale wells within the Drilling Partnerships during the three months ended September 30, 2014 compared with capital deployed for lower cost Mississippi Lime wells during the prior year period. As our drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. Well construction and completion segment margin was $16.6 million for the nine months ended September 30, 2014, an increase of $4.6 million from $12.0 million for the nine months ended September 30, 2013. This increase consisted of an $8.9 million increase related to a greater number of wells recognized for revenue within our Drilling Partnerships, partially offset by a $4.3 million decrease associated with lower gross profit margin per well. Average revenue and cost per well decreased between periods due primarily to capital deployed for lower cost Marble Falls wells within the Drilling Partnerships during the nine months ended September 30, 2014 compared with capital deployed for higher cost Marcellus Shale wells during the prior year period.

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

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. Administration and oversight fee revenues were $6.2 million for the three months ended September 30, 2014, an increase of $1.8 million from $4.4 million for the three months ended September 30, 2013. This increase was due to increases in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls Shale.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. Administration and oversight fee revenues were $12.1 million for the nine months ended September 30, 2014, an increase of $3.2 million from $8.9 million for the nine months ended September 30, 2013. This increase was due to increases in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and Mississippi Lime Shales.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs, including work performed for our Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which we serve as operator.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. Well services revenues were $6.6 million for the three months ended September 30, 2014, an increase of $1.6 million from $5.0 million for the three months ended September 30, 2013. Well services expenses were $2.6 million for the three months ended September, 2014, an increase of $0.2 million from $2.4 million for the three months ended September 30, 2013. The increase in well services revenue is primarily related to the increased utilization of our salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by Drilling Partnership wells. The increase in well services expense is primarily related to higher labor costs.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. Well services revenues were $18.4 million for the nine months ended September 30, 2014, an increase of $3.7 million from $14.7 million for the nine months ended September 30, 2013. Well services expenses were $7.5 million for the nine months ended September 30, 2014, an increase of $0.5 million from $7.0 million for the nine months ended September 30, 2013. The increase in well services revenue is primarily related to the increased utilization of our salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by Drilling Partnership wells. The increase in well services expense is primarily related to higher labor costs.

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

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. Our net gathering and processing expense for the three months ended September 30, 2014 was $0.2 million, a favorable movement of $0.6 million compared with net processing expense of $0.8 million for the three months ended September 30, 2013. This favorable movement was principally due to an increase in gathering fees from the new Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing our gathering pipeline.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. Our net gathering and processing expense for the nine months ended September 30, 2014 was $0.6 million, a favorable movement of $1.5 million compared with net processing expense of $2.1 million for the nine months ended September 30, 2013. This favorable movement was principally due to an increase in gathering fees from the new Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing our gathering pipeline.

Other, net

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Other, net for the three months ended September 30, 2014 was an income of $0.3 million, compared with an expense of $13.3 million for the three months ended September 30, 2013. The $13.6 million favorable movement compared with the prior year period was primarily due to the $13.2 million of premium amortization associated with swaption derivative contracts for production volumes related to wells acquired from EP Energy in the prior year period.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Other, net for the nine months ended September 30, 2014 was an income of $0.3 million, compared with expense of $14.6 million for the nine months ended September 30, 2013. The $14.9 million favorable movement compared with the prior year period was primarily related to the $14.5 million of premium amortization associated with swaption derivative contracts for production volumes related to wells acquired from EP Energy in the prior year period.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013. Total general and administrative expenses decreased to $13.1 million for the three months ended September 30, 2014 compared with $32.0 million for the three months ended September 30, 2013. This decrease was primarily due to a $17.8 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods, a $1.0 million decrease in non-cash compensation expense, and a $0.1 million decrease in salaries and wages and other corporate activities.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013. Total general and administrative expenses decreased to $50.9 million for the nine months ended September 30, 2014 compared with $63.8 million for the nine months ended September 30, 2013. This decrease was primarily due to a $13.1 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods and a $3.9 million decrease in non-cash compensation expense, partially offset by a $4.1 million increase in salaries and wages and other corporate activities due to the growth of our business.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization increased to $62.9 million for the three months ended September 30, 2014 compared with $41.7 million for the comparable prior year period, which was primarily due to a $20.2 million increase in our depletion expense resulting from the acquisitions we consummated during 2014 and 2013.

Total depreciation, depletion and amortization increased to $171.1 million for the nine months ended September 30, 2014 compared with $85.1 million for the comparable prior year period, which was primarily due to an $83.5 million increase in our depletion expense resulting from the acquisitions we consummated during 2014 and 2013.

The following table presents a summary of our depreciation, depletion and amortization expense and our depletion expense per Mcfe for our operations for the respective periods (in thousands, except for per Mcfe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation, depletion and amortization:
Depletion expense	$60,103	$39,900	$163,663	$80,176
Depreciation and amortization expense	2,749	1,756	7,427	4,885
	$62,852	$41,656	$171,090	$85,061
Depletion expense:
Total	$60,103	$39,900	$163,663	$80,176
Depletion expense as a percentage of gas and oil production revenue	48%	50%	50%	46%
Depletion per Mcfe	$2.28	$1.95	$2.26	$1.80

Depletion expense varies from period to period and is directly affected by changes in our gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties.

For the three months ended September 30, 2014, depletion expense was $60.1 million, an increase of $20.2 million compared with $39.9 million for the three months ended September 30, 2013. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 48% for the three months ended September 30, 2014, compared with 50% for the three months ended September 30, 2013, which was primarily due to an increase in realized natural gas prices between the periods. Depletion expense per Mcfe increased to $2.28 for the three months ended September 30, 2014, compared to $1.95 for the prior year comparable period, which was primarily due to an increase in depletion expense associated with our oil and natural gas liquids wells drilled between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

For the nine months ended September 30, 2014, depletion expense was $163.7 million, an increase of $83.5 million compared with $80.2 million for the nine months ended September 30, 2013. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues increased to 50% for the nine months ended September 30, 2014, compared with 46% for the nine months ended September 30, 2013, which was primarily due to an increase in our depletion expense associated with the increased oil and natural gas liquids volumes resulting from our drilling program. Depletion expense per Mcfe increased to $2.26 for the three months ended September 30, 2014, compared to $1.80 for the prior year comparable period, which was primarily due to an increase in depletion expense associated with our oil and natural gas liquids wells drilled between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

Interest Expense

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. Interest expense for the three months ended September 30, 2014 was $16.6 million as compared with $10.7 million for the comparable prior year period. The $5.9 million increase consisted of a $2.5 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility net of capitalized interest amounts, a $1.9 million increase associated with the July 2013 issuance of our 9.25% senior notes due 2021, and a $1.9 million increase associated with the June 2014 issuance of an additional $100.0 million of our 7.75% senior notes due 2021, partially offset by a $0.4 million decrease associated with amortization of deferred financing costs.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. Interest expense for the nine months ended September 30, 2014 was $43.0 million as compared with $22.1 million for the comparable prior year period. The $20.9 million increase consisted of a $13.4 million increase associated with the July 2013 issuance of our 9.25% senior notes due 2021, a $6.0 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility net of capitalized interest amounts, a $2.6 million increase associated with the June 2014 issuance of an additional $100.0 million of our 7.75% senior notes due 2021, and a $1.3 million increase associated with a full three quarters’ impact of the January 2013 issuance of our 7.75% senior notes due 2021, partially offset by a $2.4 million decrease associated with amortization of deferred financing costs.

Loss on Asset Sales and Disposal

Three Months Ended September 30, 2014 Compared with the Three Months Ended September, 2013. During the three months ended September 30, 2014 and 2013, we recognized losses on asset sales and disposals of $0.1 million and $0.7 million, respectively. The $0.7 million loss on asset disposal for the three months ended September 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September, 2013. During the nine months ended September 30, 2014 and 2013, we recognized losses on asset sales and disposals of $1.7 million and $2.0 million, respectively. The $1.7 million loss on asset sales and disposal for the nine months ended September 30, 2014 was primarily related to the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement. The $2.0 million loss on asset sales and disposal for the nine months ended September 30, 2013 pertained to management’s decision not to drill wells on leasehold property that expired in the New Albany and Chattanooga Shales during the period.

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

Cash Flows – Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Net cash provided by operating activities of $70.0 million for the nine months ended September 30, 2014 represented a favorable movement of $56.8 million from net cash provided by operating activities of $13.2 million for the comparable prior year period. The $56.8 million favorable movement in net cash provided by operating activities resulted from a $100.3 million favorable movement in net income excluding non-cash items, partially offset by a $43.5 million unfavorable movement in working capital. The $100.3 million favorable movement in net income excluding non-cash items consisted principally of a $121.2 million increase in operating cash flow, which was primarily due to our consummation of the EP Energy, GeoMet, and Rangely Acquisitions, partially offset by a $20.9 million increase in cash interest expense principally due to our senior note offerings in July 2013 and June 2014. The $43.5 million unfavorable movement in working capital was principally due to a $97.0 million unfavorable movement in accounts receivable, prepaid expenses and other, partially offset by a $53.5 million favorable movement in accounts payable and accrued liabilities.  The $97.0 million unfavorable movement in accounts receivable, prepaid expenses and other was principally due to an unfavorable movement in accounts receivable due to the timing of cash receipts during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The $53.5 million favorable movement in accounts payable and accrued liabilities was primarily due to a favorable movement in accounts payable due to the timing of payments and the growth of our business during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Net cash used in investing activities of $657.6 million for nine months ended September 30, 2014 represented a favorable movement of $265.1 million from net cash used in investing activities of $922.7 million for the comparable prior year period. This favorable movement was primarily due to a $205.9 million decrease in net cash paid for acquisitions in the current period as compared to the comparable prior year period, a $53.5 million decrease in capital expenditures and a $5.7 million favorable movement in other assets. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $591.0 million for the nine months ended September 30, 2014 represented an unfavorable movement of $296.7 million from net cash provided by financing activities of $887.7 million for the comparable prior year period. This movement was principally due to a $413.1 million decrease in net proceeds from long-term debt, a $114.6 million increase in repayments under our revolving credit facility, a $86.6 million decrease in net proceeds from the issuance of our preferred limited partner units and warrants and a $77.3 million increase in cash distributions paid, partially offset by a $282.0 million increase in borrowings under our revolving credit facility, a $106.2 million increase in net proceeds from the issuance of our common limited partner units and a $6.7 million favorable movement in deferred financing costs, distribution equivalent rights and other. The gross amount of borrowings and repayments under our revolving credit facility included within net cash provided by financing activities, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under our revolving credit facility, and payments, which generally occur throughout the period and increase borrowings under our revolving credit facility, which is generally common practice for our industry.

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

The following table summarizes our maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Maintenance capital expenditures	$22,400	$10,000	$46,300	$21,000
Expansion capital expenditures	33,530	63,944	104,185	182,996
Total	$55,930	$73,944	$150,485	$203,996

During the three months ended September 30, 2014, our $55.9 million of total capital expenditures consisted primarily of $23.1 million for wells drilled exclusively for our own account compared with $28.6 million for the comparable prior year period, $16.8 million of investments in our Drilling Partnerships compared with $27.7 million for the prior year comparable period, $7.0 million of leasehold acquisition costs compared with $4.2 million for the prior year comparable period, and $9.0 million of corporate and other costs compared with $13.4 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

During the nine months ended September 30, 2014, our $150.5 million of total capital expenditures consisted primarily of $64.9 million for wells drilled exclusively for our own account compared with $94.1 million for the comparable prior year period, $41.8 million of investments in our Drilling Partnerships compared with $64.4 million for the prior year comparable period, $18.3 million of leasehold acquisition costs compared with $17.6 million for the prior year comparable period, and $25.5 million of corporate and other costs compared with $27.9 million for the prior year comparable period, which primarily related to an increase in capitalized interest expense.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisitions in the future, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. As of September 30, 2014, we are committed to expend approximately $65.4 million on drilling and completion and other capital expenditures, excluding acquisitions. We expect to fund these capital expenditures primarily with cash flow from operations, capital raised through our Drilling Partnerships and borrowings under our revolving credit facility.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, our off-balance sheet arrangements were limited to our letters of credit outstanding of $4.4 million and commitments to spend $65.4 million related to our drilling and completion and capital expenditures, excluding acquisitions.

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

CREDIT FACILITY

On September 24, 2014, in connection with its Eagle Ford Acquisition (see “Subsequent Events”), we entered into a fourth amendment to our revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as so amended, the “Credit Agreement”).  The Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $825.0 million and a maximum facility amount of $1.5 billion scheduled to mature in July 2018. The fourth amendment amends the Credit Agreement to permit the guarantee by us of certain deferred purchase price obligations and contingent indemnity obligations in connection with the Eagle Ford Acquisition, and, with certain constraints, to permit us to enter into certain derivative instruments related to the producing wells to be acquired in the Eagle Ford Acquisition.

Our borrowing base under the revolving credit facility is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.4 million was outstanding at September 30, 2014. Our obligations under the facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. Additionally, obligations under the facility are guaranteed by certain of our material subsidiaries, and any of our non-guarantor subsidiaries are minor. Borrowings under the revolving credit facility bear interest, at the our election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. We are also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on our consolidated statements of operations.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. We were in compliance with these covenants as of September 30, 2014. The Credit Agreement also requires us to maintain a ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than 4.50 to 1.0 as of the last day of the quarters ended through December 31, 2014, 4.25 to 1.0 as of the last day of the quarter ending March 31, 2015, and 4.00 to 1.0 as of the last day of fiscal quarters ending thereafter and a ratio of current assets (as defined in the Credit Agreement) to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

SENIOR NOTES

At September 30, 2014, we had $374.5 million outstanding of our 7.75% senior unsecured notes due 2021 (“7.75% Senior Notes”), inclusive an additional $100.0 million of such notes in a private placement transaction on June 2, 2014 at an offering price of 99.5% of par value, yielding net proceeds of approximately $97.4 million. The net proceeds were used to partially fund the Rangely Acquisition (see “Recent Developments”). We issued $275.0 million of our 7.75% Senior Notes in a private placement transaction at par on January 23, 2013. The 7.75% Senior Notes were presented net of a $0.5 million unamortized discount as of September 30, 2014. Interest is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

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

At September 30, 2014, we had $248.5 million outstanding of our 9.25% senior unsecured notes due 2021 (“9.25% Senior Notes”). The net proceeds were used to partially fund the EP Energy Acquisition. The 9.25% Senior Notes were presented net of a $1.5 million unamortized discount as of September 30, 2014. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time on or after August 15, 2017, we may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, we may redeem some or all of the 9.25% Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, we may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, we may redeem up to 35% of the 9.25% Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.250%. Under certain conditions, including if we sell certain assets and do not reinvest the proceeds or repay senior indebtedness or if we experience specific kinds of changes of control, we must offer to repurchase the 9.25% Senior Notes.

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

The indentures governing the 9.25% Senior Notes and 7.75% Senior Notes contain covenants, including limitations on our ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We were in compliance with these covenants as of September 30, 2014.

SECURED HEDGE FACILITY

At September 30, 2014, we had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under our revolving credit facility, we are required to utilize this secured hedge facility for future commodity risk management activity for our equity production volumes within the participating Drilling Partnerships. We, as general partner of the Drilling Partnerships, administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under our revolving credit facility if we, as general partner of the Drilling Partnerships, breach an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ISSUANCE OF UNITS

In August 2014, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, we may sell from time to time through the Agents common units representing limited partner interests of us having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the Distribution Agreement, we may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent (see “Recent Developments”).  As of September 30, 2014, no units have been issued under this program.

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

There were no impairments of proved or unproved gas and oil properties recorded by us for the three and nine months ended September 30, 2014 and 2013. During the year ended December 31, 2013, we recognized $38.0 million of asset impairments related to gas and oil properties within property, plant and equipment, net on our consolidated balance sheet for shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. The impairments of proved and unproved properties during the year ended December 31, 2013 related to the carrying amounts of these gas and oil properties being in excess of our estimate of their fair values at December 31, 2013 and our intention not to drill on certain expiring unproved acreage. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the three and nine months ended September 30, 2014 and 2013.

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

During the nine months ended September 30, 2014, we completed the Rangely and GeoMet acquisitions. During the year ended December 31, 2013, we completed the EP Energy acquisition. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our existing methodology for recognizing an estimated liability for the plugging and abandonment of our gas and oil wells (see “Item 1: Financial Statements - Note 6). These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2014. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At September 30, 2014, $660.0 million was outstanding under our revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve month period ending September 30, 2015 by $6.6 million.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending September 30, 2015 of approximately $21.7 million.

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

At September 30, 2014, we had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	15,038,200	$4.152
2015	51,924,500	$4.239
2016	45,746,300	$4.311
2017	24,840,000	$4.532
2018	9,360,000	$4.619

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2014	Puts purchased	960,000	$4.221
2014	Calls sold	960,000	$5.120
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2014	Puts purchased	450,000	$3.800
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	2,700,000	$(0.110)
2015	3,000,000	$(0.068)

Natural Gas – NGPL Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2014	2,250,000	$(0.108)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	1,386,000	$2.123
2015	5,040,000	$1.983

Natural Gas Liquids – Ethane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Gal)(1)
2014	630,000	$0.303

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	3,087,000	$1.000
2015	8,064,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	378,000	$1.308
2015	1,512,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2014	378,000	$1.323
2015	1,512,000	$1.263

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2014	439,500	$95.090
2015	1,743,000	$90.645
2016	1,029,000	$88.650
2017	492,000	$87.752
2018	360,000	$88.283

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2014	Puts purchased	10,290	$84.169
2014	Calls sold	10,290	$113.308
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6:	EXHIBITS

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 8, 2014, among Atlas Resource Partners, L.P. and the underwriters named therein (26)
1.2	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several(35)
1.3	Underwriting Agreement, dated September 25, 2014, among Atlas Resource Partners, L.P. and the underwriters named therein(30)
2.1

Purchase and Sale Agreement, dated as of May 6, 2014. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request(14)

2.2

Asset Purchase Agreement, dated as of February 13, 2014, by and among GeoMet, Inc., GeoMet Operating Company, Inc., GeoMet Gathering Company, LLC and ARP Mountaineer Production, LLC. The exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished to the U.S. Securities and Exchange Commission upon request(25)

2.3(a)

Purchase and Sale Agreement, dated September 24, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (30)

2.3(b)

First Amendment to Purchase and Sale Agreement dated October 27, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (34)

2.4

Shared Acquisition and Operating Agreement, dated September 24, 2014, by and among ARP Eagle Ford, LLC and Atlas Growth Eagle Ford, LLC. The schedules to the Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (30)

3.1	Certificate of Limited Partnership of Atlas Resource Partners, L.P.(2)
3.2(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)
3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(12)
3.2(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(6)
3.2(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of October 2, 2014(31)
3.2(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of November 3, 2014(31)
3.3(a)	Certificate of Formation of Atlas Resource Partners GP, LLC(2)
3.3(b)	Certificate of Amendment to Certificate of Formation of Atlas Resource Partners GP, LLC dated as of November 3, 2014(33)
3.4(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(24)

Exhibit No.	Description
3.4(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC dated as of November 3, 2014(33)
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
4.2(b)

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(22)

4.2(c)

Second Supplemental Indenture dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(32)

4.3

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class B Preferred Units, dated as of July 25, 2013(12)

4.4

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class C Convertible Preferred Units, dated as of July 31, 2013(6)

4.5	Warrant to Purchase Common Units(6)
4.6

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of 8.625% Class D Cumulative Redeemable Perpetual Preferred Units, dated as of October 2, 2014(31)

10.1

Secured Hedge Facility Agreement, among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(3)

10.2(a)	Second Amended and Restated Credit Agreement dated July 31, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(6)
10.2(b)

First Amendment to Second Amended and Restated Credit Agreement dated December 6, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(28)

10.2(c)

Third Amendment to Second Amended and Restated Credit Agreement dated June 30, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(29)

10.2(d)

Fourth Amendment to Second Amended and Restated Credit Agreement dated September 24, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(30)

10.3	2012 Long-Term Incentive Plan of Atlas Resource Partners, L.P. (4)

Exhibit No.	Description
10.4	Form of Phantom Unit Grant Agreement under 2012 Long-Term Incentive Plan(8)
10.5	Form of Option Grant Agreement under 2012 Long-Term Incentive Plan(8)
10.6	Form of Phantom Unit Grant Agreement for Non-Employee Directors under 2012 Long-Term Incentive Plan(8)
10.7	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(5)
10.8	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(5)
10.9	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(7)
10.10	Employment Agreement between Atlas Energy, L.P. and Daniel Herz dated as of November 4, 2011(23)
10.11	Registration Rights Agreement, dated as of April 30, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(10)
10.12	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(12)
10.13

Registration Rights Agreement, dated as of May 16, 2012, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Credit Agreement dated May 16, 2012 by and among Atlas Energy, L.P. and the lenders named therein(13)

10.14

Registration Rights Agreement dated as of June 2, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein Wells Fargo Securities, LLC and Deutsche Bank Securities, Inc (29)

10.15	Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Energy, L.P. and Atlas Resource Partners, L.P. (6)
10.16

Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the Initial Purchasers (22)

10.17

Registration Rights Agreement dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC, for itself and on behalf of the Initial Purchasers (32)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Voting Agreement, dated as of February 13, 2014, by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and each of the persons listed on Annex I thereto(25)
101.INS	XBRL Instance Document(27)
101.SCH	XBRL Schema Document(27)

Exhibit No.	Description
101.CAL	XBRL Calculation Linkbase Document(27)
101.LAB	XBRL Label Linkbase Document(27)
101.PRE	XBRL Presentation Linkbase Document(27)
101.DEF	XBRL Definition Linkbase Document(27)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 31, 2013.
(2)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-35317).
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2012.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2013
(7)	Previously filed as an exhibit to Atlas Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2011.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 21, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 1, 2012.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2013.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2012.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 7, 2014.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 27, 2012.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2013.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 14, 2013.
(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2013.
(23)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(24)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(25)	Previously filed as an exhibit to our current report on Form 8-K filed on February 18, 2014.
(26)	Previously filed as an exhibit to our current report on Form 8-K filed on May 14, 2014.
(27)

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

(28)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2013.
(29)	Previously filed as an exhibit to our current report on Form 8-K filed on June 3, 2014.
(30)	Previously filed as an exhibit to our current report on Form 8-K filed on September 30, 2014.
(31)	Previously filed as an exhibit to our current report on Form 8-K filed on October 2, 2014.
(32)	Previously filed as an exhibit to our current report on Form 8-K filed on October 15, 2014.
(33)	Previously filed as an exhibit to our current report on Form 8-K filed on November 5, 2014.
(34)	Previously filed as an exhibit to our current report on Form 8-K filed on November 6, 2014.
(35)	Previously filed as an exhibit to our current report on Form 8-K filed on August 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCE PARTNERS, L.P.

By: Atlas Energy Group, LLC, its General Partner

Date: November 10, 2014	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board and Chief Executive Officer of the General Partner

Date: November 10, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: November 10, 2014	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner