Form 10-K
period 2014-12-31
Atlas Resource Partners, L.P.
filed 2015-03-02
CIK 1532750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the registrant, based on the closing price of the registrant’s common units on the last business day of the registrant’s most recently completed second quarter, June 30, 2014, was approximately $1,210.6 million.

The number of outstanding common limited partner units of the registrant on February 25, 2015 was 85,382,998.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS RESOURCE PARTNERS, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

GLOSSARY OF TERMS

Unless the context otherwise requires, references below to “Atlas Resource Partners, L.P.,” “Atlas Resource Partners,” “the Partnership,” “we,” “us,” “our” and “our company”, when used in a historical context, refer to the subsidiaries and operations that Atlas Energy, L.P. contributed to Atlas Resource Partners in connection with the separation and distribution completed in March 2012, and, when used in the present tense or prospectively, refer to Atlas Resource Partners, L.P. and its combined subsidiaries. References below to “Atlas Energy” or “Atlas Energy, L.P.” refers to Atlas Energy, L.P. and its consolidated subsidiaries prior to the February 2015 merger of Atlas Energy discussed herein, unless the context otherwise requires.

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

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the demand for natural gas, oil, NGLs and condensate;

•	the price volatility of natural gas, oil, NGLs and condensate;

•	changes in the differential between benchmark prices for oil and natural gas and wellhead prices that we receive;

•	changes in the market price of our common units;

•	future financial and operating results;

•	resource potential;

•	effects of partial depletion or drainage by earlier offset drilling on our acreage;

•	economic conditions and instability in the financial markets;

•	success in efficiently developing and exploiting our reserves and economically finding or acquiring additional recoverable reserves;

•	the accuracy of estimated natural gas and oil reserves;

•	the financial and accounting impact of hedging transactions;

•	the ability to fulfill our substantial capital investment needs;

•	expectations with regard to acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions;

•	the limited payment of distributions, or failure to declare a distribution, on outstanding common units or other equity securities;

•	any issuance of additional common units or other equity securities, and any resulting dilution or decline in the market price of any such securities;

•	restrictive covenants in indebtedness that may adversely affect operational flexibility;

•	effects of debt payment obligations on our distributable cash;

•	potential changes in tax laws which may impair the ability to obtain capital funds through investment partnerships;

•	the ability to raise funds through investment partnerships or through access to the capital markets;

•

the ability to obtain adequate water to conduct drilling and production operations, and to dispose of the water used in and generated by these operations at a reasonable cost and within applicable environmental rules;

•	the effects of unexpected operational events and drilling conditions, and other risks associated with drilling operations;

•	impact fees and severance taxes;

•	changes and potential changes in the regulatory and enforcement environment in the areas in which we conduct business;

•	the effects of intense competition in the natural gas and oil industry;

•	the ability to retain certain key customers;

•	dependence on the gathering and transportation facilities of third parties;

•	the availability of drilling rigs, equipment and crews;

•

potential incurrence of significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment;

•	access to sufficient amounts of carbon dioxide for tertiary recovery operations;

•	uncertainties with respect to the success of drilling wells at identified drilling locations;

•	acquisitions may potentially prove to be worth less than we paid, or provide less than anticipated proved reserves;

•

ability to identify all risks associated with the acquisition of oil and natural gas properties, or existing wells, and the sufficiency of indemnifications we receive from sellers to protect us from such risks;

•	expirations of undeveloped leasehold acreage;

•	uncertainty regarding leasing operating expenses, general and administrative expenses and funding and development costs;

•	exposure to financial and other liabilities of the managing general partners of the investment partnerships;

•	the ability to comply with, and the potential costs of compliance with, new and existing federal, state, local and other laws and regulations applicable to our business and operations;

•	restrictions on hydraulic fracturing;

•	exposure to new and existing litigation;

•	development of alternative energy resources; and

•	the effects of a cyber event or terrorist attack.

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

We believe we have established a strong track record of growing our reserves, production and cash flows through a balanced mix of natural gas, oil and natural gas liquids exploitation and development, sponsorship of our Drilling Partnerships, and the acquisition of oil and gas properties. Our primary business objective is to generate growing yet stable cash flows through the development and acquisition of mature, long-lived natural gas, oil and natural gas liquids properties. As of December 31, 2014, our estimated proved reserves were 1,429 Bcfe, including the reserves net to our equity interest in our Drilling Partnerships. Of our estimated proved reserves, approximately 77% were proved developed and approximately 71% were natural gas. For the year ended December 31, 2014, our average daily net production was approximately 270.0 MMcfe. Through December 31, 2014, we own production positions in the following areas:

•

the Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas where we have ownership interests in approximately 715 wells and 399 Bcfe of total proved reserves with average daily production of 79.9 MMcfe for the year ended December 31, 2014;

•

the coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Central Appalachian Basin in southern West Virginia and southwestern Virginia, and the County Line area of Wyoming where we have ownership interests in approximately 3,440 wells and 523 Bcfe of total proved reserves with average daily production of 120.8 MMcfe for the year ended December 31, 2014;

•

the Appalachia Basin, including the Marcellus Shale and the Utica Shale where we have ownership interests in approximately 8,127 wells, including approximately 272 wells in the Marcellus Shale, and 144 Bcfe of total proved reserves with average daily production of 40.7 MMcfe for the year ended December 31, 2014;

•

the Eagle Ford Shale in southern Texas where we have ownership interests in approximately 24 wells in the Eagle Ford Shale and 64 Bcfe of total proved reserves with average daily production of 2.1 Bcfe for the year ended December 31, 2014;

•

the Rangely field in northwest Colorado where we have non-operated ownership interests in approximately 400 wells in the Rangely field and 176 Bcfe of total proved reserves with average daily production of 8.3 Bcfe for the year ended December 31, 2014;

•	the Mississippi Lime and Hunton plays in northwestern Oklahoma where we own 109 Bcfe of total proved reserves with average daily production of 12.7 MMcfe for the year ended December 31, 2014; and

•

other operating areas, including the Chattanooga Shale in northeastern Tennessee, the New Albany Shale in southwestern Indiana and the Niobrara Shale in northeastern Colorado in which we have an aggregate 15 Bcfe of total proved reserves with average daily production of 5.4 MMcfe for the year ended December 31, 2014.

We seek to create substantial value by executing our strategy of acquiring properties with stable, long-life production, relatively predictable decline curves and lower risk development opportunities. Since we began operations in March 2012, we have acquired significant net proved reserves and production through the following transactions:

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

•

DTE Fort Worth Basin Acquisition – On December 20, 2012, we acquired 210 Bcfe of proved reserves in the Fort Worth basin from DTE Energy Company (NYSE: DTE; “DTE”) for $257.4 million (the “DTE Acquisition”). The assets included 261 gross producing wells generating approximately 23 MMcfed of production at the date of acquisition on over 88,000 net acres, approximately 40% of which are held by production and approximately 33% are in continuous development. The acreage position includes approximately 75,000 net acres prospective for the oil and NGL-rich Marble Falls play, in which there are over 600 identified vertical drilling locations and further potential development opportunities through vertical down-spacing and horizontal drilling. The assets acquired from DTE are in close proximity to our other assets in the Barnett Shale.

•

EP Energy Acquisition. On July 31, 2013, we completed the acquisition of certain assets from EP Energy E&P Company, L.P (“EP Energy”) for approximately $709.6 million in net cash (the “EP Energy Acquisition”). The coal-bed methane producing natural gas assets included approximately 3,000 producing wells generating net production of approximately 119 MMcfed on the date of acquisition from EP Energy on approximately 700,000 net acres in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming. We believe there are approximately 1,200 potential undeveloped drilling locations on the acreage acquired.

•

GeoMet Acquisition—On May 12, 2014, we completed the acquisition of certain assets from GeoMet, Inc. for approximately $97.9 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014 (the “GeoMet Acquisition”). The coal-bed methane producing natural gas assets include approximately 70 Bcfe of proved reserves with over 400 active wells generating 22 MMcfed on the date of acquisition in the Central Appalachian Basin in West Virginia and Virginia.

•

Rangely Acquisition—On June 30, 2014, we completed the acquisition of a 25% non-operated net working interest in oil and NGL producing assets, representing approximately 47 Mmboe reserves for $409.4 million in cash with an effective date of April 1, 2014 (the “Rangely Acquisition”). The assets are located in the Rangely field in northwest Colorado. The acquired assets are expected to provide us with a stable, high margin cash flow stream with a low-decline profile (average 3-4% annual decline rate over the past 15 years). The asset position is a tertiary oil recovery project using CO2 flood activity, and the production mix is 90% oil, with the remainder coming from NGLs. Chevron Corporation (NYSE: CVX; “Chevron”) will continue as operator of the assets.

•

Eagle Ford Acquisition—On November 5, 2014, we and our affiliate, the Development Subsidiary of our general partner, completed the acquisition of interests in oil and natural gas assets in the Eagle Ford Shale in South Central Atascosa County, Texas, including 4,000 operated gross acres and net reserves of 12 Mmboe as of July 1, 2014 (the “Eagle Ford Acquisition”). The purchase price was $339.2 million, of which $179.5 million was paid at closing by us and $19.7 million was paid by the Development Subsidiary, and approximately $140.0 million will be paid over the four quarters following closing. We will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015. The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing. We may pay up to $20.0 million of our deferred portion of the purchase price with the issuance of our Class D Cumulative Redeemable Perpetual Preferred Units at a price of $25.00 per unit (“Class D Preferred Units”). The acquisition has an effective date of July 1, 2014.

At December 31, 2014, through the closing of the transaction described below, our general partner, Atlas Energy Group, LLC (“Atlas Energy Group”), a wholly-owned subsidiary of Atlas Energy, L.P. (“Atlas Energy”), a publicly traded master-limited partnership (NYSE:  ATLS), managed our operations and activities through its ownership of our general partner interest (collectively, “ATLS”).  On February 27, 2015, Atlas Energy was acquired by Targa Resources Corp. (NYSE: TRGP) ("TRC") through the merger of a subsidiary of TRC with and into Atlas Energy (the "Atlas Energy Merger").  Immediately prior to the closing of the Atlas Energy Merger, Atlas Energy transferred its assets and liabilities, other than those related to its midstream segment, to Atlas Energy Group and distributed, to the Atlas Energy unitholders of record as of February 25, 2015, approximately 26.0 million common units representing limited liability company interests in Atlas Energy Group. On March 2, 2015, Atlas Energy Group began trading on the NYSE under the symbol "ATLS."

At December 31, 2014, ATLS owned 100% of our general partner Class A units, all of the incentive distribution rights, and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in us.

Our operations include three reportable operating segments: gas and oil production, well construction and completion and other partnership management (see “Item 8: Financial Statements and Supplementary Data”).

Competitive Strengths

We believe we are well-positioned to successfully execute our business strategy because of the following competitive strengths:

We have a high quality, long-lived reserve base. Our natural gas and oil properties are located principally in the Barnett and Eagle Ford shales, the Marble Falls play, the Mississippi Lime, the Raton, Black Warrior and Appalachian basins and the Rangely field, and are characterized by long-lived reserves, generally favorable pricing for our production and readily available transportation.

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

We have significant engineering, geologic and management experience. Our technical team of geologists and engineers has extensive industry experience. We believe that we have been one of the most active drillers in our core operating areas and, as a result, that we have accumulated extensive geological and geographical knowledge about these areas. We have also added geologists and engineers to our technical staff have significant experience in other productive basins within the continental United States, which enables us to evaluate and expand our core operating areas.

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

Fee-based revenues from our Drilling Partnerships and our substantially hedged production provide protection from commodity price volatility. Our Drilling Partnerships provide us with stable, fee-based revenues which diminish the influence of commodity price fluctuations on our cash flows. Because our Drilling Partnerships reimburse us on a cost-plus basis for drilling capital expenses, we are partially protected against increases in drilling costs. Our fees for managing our Drilling Partnerships accounted for approximately 12% of our segment margin for the year ended December 31, 2014. Additionally, our natural gas, crude oil and NGL production was hedged approximately 75% on an equivalent basis for the year ended December 31, 2014. As of December 31, 2014, we had approximately 203.7 Bcfe, 4.2 Mmbbl and 0.6 Mmbbl of hedge positions, respectively, on our natural gas, crude oil and NGL production for 2014 through 2018.

Our partnership management business can improve the economic rates of return associated with our natural gas and oil production activities. A well drilled, net to our equity interest, in our partnership management business will provide us with an enhanced rate of return. For each well drilled in a partnership, we receive an upfront fee on the investors’ well construction and completion costs and a fixed administration and oversight fee, which enhances our overall rate of return. We also receive monthly per well fees from the partnership for the life of each individual well, which also increases our rate of return.

Business Strategy

The key elements of our business strategy are:

Expand operations through strategic acquisitions. We continually evaluate opportunities to expand our operations through acquisitions of developed and undeveloped properties or companies that can increase our cash available for distribution. We will continue to seek strategic opportunities in our current areas of operation, as well as other regions of the United States. In the first half of 2014, we acquired certain coal-bed methane producing natural gas assets in West Virginia and Virginia and low-decline oil and NGL assets in the Rangely field in northwest Colorado. In November 2014, we and ATLS’s Development Subsidiary acquired interests in oil and natural gas assets in the Eagle Ford Shale in South Central Atascosa County, Texas.

Expand our natural gas and oil production. We generate a significant portion of our revenue and net cash flow from natural gas and oil production. We believe our program of sponsoring Drilling Partnerships to exploit our acreage opportunities provides us with enhanced economic returns. For the five year period ended December 31, 2014, we raised over $0.7 billion from outside investors through our Drilling Partnerships. We intend to continue to develop our inventory of proved undeveloped locations through both sponsorship of Drilling Partnerships and direct well drilling to add value through reserve and production growth.

Expand our fee-based revenue through our sponsorship of Drilling Partnerships. We generate substantial revenue and cash flow from fees paid by the Drilling Partnerships to us for acting as the managing general partner. As we continue to sponsor Drilling Partnerships, we expect that our fee revenues from our drilling and operating agreements with our Drilling Partnerships will increase and will add stability to our revenue and cash flows.

Continue to maintain control of operations and costs. We believe it is important to be the operator of wells in which we or our Drilling Partnerships have an interest because we believe it will allow us to achieve operating efficiencies and control costs. As operator, we are better positioned to control the timing and plans for future enhancement and exploitation efforts, costs of enhancing, drilling, completing and producing the well, and marketing negotiations for our natural gas, oil, and NGL production to maximize both volumes and wellhead price. We were the operator of the vast majority of the properties in which we or our Drilling Partnerships had a working interest at December 31, 2014.

Continue to manage our exposure to commodity price risk. To limit our exposure to changing commodity prices and enhance and stabilize our cash flow, we use financial hedges for a portion of our natural gas and oil production. We principally use fixed price swaps and collars as the mechanism for the financial hedging of our commodity prices.

Subsequent Events

Credit Facility Amendment. On February 23, 2015, we entered into a Sixth Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated July 31, 2013.  Among other things, the Sixth Amendment:

•	reduces the borrowing base under the Credit Agreement from $900.0 million to $750.0 million;

•	permits the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	if the borrowing base utilization (as defined in the Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revises the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarters ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

The Amendment was approved by the lenders and was effective on February 23, 2015.

Second Lien Term Loan Facility.  On February 23, 2015, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Wilmington Trust, National Association, as administrative agent, and the lenders party thereto. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “Term Loan Facility”).  The Term Loan Facility matures on February 23, 2020.

We have the option to prepay the Term Loan Facility at any time, and are required to offer to prepay the Term Loan Facility with 100% of the net cash proceeds from the issuance or incurrence of any debt and 100% of the excess net cash proceeds from certain asset sales and condemnation recoveries. We are also required to offer to prepay the Term Loan Facility upon the occurrence of a change of control. All prepayments are subject to the following premiums, plus accrued and unpaid interest:

•

the make-whole premium (plus an additional amount if such prepayment is optional and funded with proceeds from the issuance of equity) for prepayments made during the first 12 months after the closing date;

•	4.5% of the principal amount prepaid for prepayments made between 12 months and 24 months after the closing date;

•	2.25% of the principal amount prepaid for prepayments made between 24 months and 36 months after the closing date; and

•	no premium for prepayments made following 36 months after the closing date.

Our obligations under the Term Loan Facility are secured on a second priority basis by security interests in all of our assets and those of our restricted subsidiaries (the “Loan Parties”) that guarantee our existing first lien revolving credit facility. In addition, the obligations under the Term Loan Facility are guaranteed by our material restricted subsidiaries.  Borrowings under the Term Loan Facility bear interest, at our option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans.

The Second Lien Credit Agreement contains customary covenants that limit our ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in our existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables.

Under the Second Lien Credit Agreement, we may elect to add one or more incremental term loan tranches to the Term Loan Facility so long as the aggregate outstanding principal amount of the Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to.  Any such incremental term loans may not mature on a date earlier than February 23, 2020.

Recent Developments

Eagle Ford Shale Asset Acquisition. On November 5, 2014, we and ATLS’s Development Subsidiary completed an acquisition of oil and natural gas liquid assets in the Eagle Ford Shale in Atascosa County, Texas. The purchase price was $339.2 million, of which $179.5 million was paid at closing by us and $19.7 million was paid by the Development Subsidiary, and approximately $140.0 million will be paid over the four quarters following closing. We will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015. The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing. We may pay up to $20.0 million of our deferred portion of the purchase price with the issuance of our Class D Preferred Units. The acquisition has an effective date of July 1, 2014.

Issuance of Senior Notes. In connection with the Eagle Ford Acquisition, in October 2014, we issued an additional $75.0 million of our 9.25% Senior Notes due 2021 (“9.25% Senior Notes”) in a private transaction under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) at an offering price of 100.5%. In connection with the issuance, we also entered into a registration rights agreement. Under the registration rights agreement, we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated no later than 270 days after the issuance of the 9.25% Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, we agreed to file a shelf registration statement with respect to the issuance. If we fail to comply with the obligations to register the notes within the specified time periods, we will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration is declared effective, as applicable.

Issuance of Preferred Units. Also in connection with the Eagle Ford Acquisition, in October 2014 we issued 3.2 million 8.625% Class D Preferred Units at a public offering price of $25.00 per Class D Unit. On January 15, 2015, we paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015. We will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

Equity Distribution Program. On August 29, 2014, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, we may sell from time to time through the Agents common units representing limited partner interests of us having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, we may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. As of December 31, 2014, no units have been sold under this program.

Rangely Acquisition. On June 30, 2014, we completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado for approximately $409.4 million in cash, net of purchase price adjustments. The purchase price was funded through borrowings under our revolving credit facility, the issuance of an additional $100.0 million of our 7.75% Senior Notes due 2021 (“7.75% Senior Notes”) and the issuance of 15,525,000 common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit. The Rangely Acquisition had an effective date of April 1, 2014.

GeoMet Acquisition. On May 12, 2014, we completed the acquisition of certain assets from GeoMet, Inc. for approximately $97.9 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

Issuance of Common Units. In March 2014, we issued 6,325,000 of our common limited partner units (including 825,000 units pursuant to an over-allotment option) in a public offering at a price of $21.18 per unit.

Cash Distribution Practice. In January 2014, our board of directors approved the modification of our cash distribution payment practice to a monthly cash distribution program whereby a monthly cash distribution is paid within 45 days from the month end.

Geographic and Geologic Overview

Through December 31, 2014, the majority of our production positions were in the following areas:

Barnett Shale/Marble Falls. The Barnett Shale and Marble Falls play are located east of the Bend Arch and west of the Quachita Thrust in the Fort Worth Basin of northern Texas. The Barnett Shale is Mississippian-age shale formation located at depths between 5,000 and 8,000 feet and ranges in thickness from 100 and 600 feet. The Marble Falls play is Pennsylvanian-age formation located above the Barnett Shale and beneath the Atoka at depths of approximately 5,500 feet and ranges in thickness from 50 and 400 feet. As of December 31, 2014, we had an interest in approximately 715 Barnett Shale and Marble Falls wells. As of December 31, 2014, we had more than 115,000 net acres prospective for the Barnett Shale/Marble Falls play.

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

The Marcellus Shale is a black, organic rich shale formation located at depths between 4,000 and 8,500 feet and ranges in thickness from 15 to 400 feet. As of December 31, 2014, we had an interest in approximately 272 Marcellus Shale wells, consisting of 229 vertical wells and 43 horizontal wells. As of December 31, 2014, we had an interest in eight horizontal Marcellus Shale wells in Northeastern Pennsylvania, all of which were developed through Drilling Partnerships. Also as of December 31, 2014, approximately 2,327 prospective Marcellus Shale acres remained undeveloped in Lycoming County, Pennsylvania. Our drilling activity in certain portions of the Appalachian Basin located in southwestern Pennsylvania, West Virginia and New York were limited until February 17, 2014 by the terms of the non-competition agreements between certain of ATLS’s officers and directors and Chevron Corporation.

The Utica-Point Pleasant Shale is an Ordovician-age shale which covers a large portion of Ohio, Pennsylvania, New York and West Virginia and lies several thousand feet below the Devonian-age Marcellus. The Utica-Point Pleasant is an organic rich system comprised of two related shales. The richest concentration of organic material is present within the Point Pleasant member of the Lower Utica formation; therefore, the primary objective section of this shale play. From central Ohio, the Utica-Point Pleasant play has gentle basin center dip towards its deepest point in central Pennsylvania. In general, as the present day depth increases from West to East, so does the progression of hydrocarbon maturity-along the following, ordered hydrocarbon phase windows: Immature-Oil-Condensate-Rich Gas-Dry Gas Windows. As of December 31, 2014, we had drilled, completed and placed into production eight horizontal Utica-Point Pleasant wells, and spud four additional wells that were in the process of drilling. As of December 31, 2014, we had approximately 10,608 net undeveloped acres prospective for the Utica Shale in Trumbull and Stark counties in Ohio. We also currently have an interest in approximately 2,100 wells in Ohio and operate four field offices which we intend to use for future Utica Shale development.

Coal-Bed Methane. Our coal-bed methane developments are diversified across three well-known coal-bed methane producing areas: the Raton, Black Warrior and Central Appalachian basins. As of December 31, 2014, we had more than 480,000 net undeveloped acres prospective for coal-bed methane. Also as of December 31, 2014, we operated 2,246 wells and had an interest in another 1,194 wells, all of which produce gas generated from coal.

The Raton asset straddles the New Mexico-Colorado border, along the eastern edge of the Sangre de Cristo Mountains.  The production derives from two coal-bearing intervals, the Raton (Tertiary-Upper Cretaceous Age) and Vermajo (Cretaceous Age) formations. The combined net coal thickness ranges between 18 and 65 feet, with depths between 750 and 2,200 feet. As of December 31, 2014, we operated 972 wells at the Raton asset.

The Black Warrior coal-bed methane asset is located in central Alabama and geologically related with the frontal thrusts associated with the Appalachian Mountains. The three Pennsylvanian-age coal intervals (Pratt, Mary Lee and Black Creek, listed in increasing stratigraphic depth and age) possess combined net coal thicknesses ranging from 16 to 24 feet, at depths of 500 to 2,400 feet.  As of December 31, 2014, we operated 862 wells and had an interest in an additional 715 wells at the Black Warrior asset.

The Central Appalachian coal-bed methane asset is located in Virginia and West Virginia. The Central Appalachian Basin is a mountainous region where coal mining is prevalent. We operate vertical wells in the Pond Creek and Lasher fields located in southern West Virginia and southwestern Virginia and pinnate horizontal wells in central and northern West Virginia. As of December 31, 2014, we operated 412 wells and had an interest in an additional 60 wells in Virginia and West Virginia.

Rangely. The Rangely Oil Field, located in northwestern Colorado, is one of the oldest and largest oil fields in the Rocky Mountain region. We have an approximate 25% non-operating net working interest in the assets and Chevron Corporation is the current owner/operator of the Rangely Weber Sand Unit. The Weber Formation is Permian to Pennsylvanian in age (245-315 million years ago), and typically consists of fine-grained, cross-bedded calcareous sandstones. Average thickness of the unit is 1,200 feet, although the gross reservoir thickness averages 700 feet, and the net production interval within the formation varies from approximately 50 to 400 feet.

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 20 counties across South Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. In November 2014, we acquired 22 producing wells and 19 undeveloped locations in the Eagle Ford Shale.

Mississippi Lime/Hunton. The Mississippi Lime and Hunton formations are located in the Anadarko Shelf in northern Oklahoma. The Mississippi Lime formation is an expansive carbonate hydrocarbon system and is located at depths between 4,000 and 7,000 feet between the Pennsylvanian-aged Morrow formation and the Devonian-age world-class source rock Woodford Shale formation. The Mississippi Lime formation can reach 600 feet in gross thickness, with a targeted porosity zone between 50 and 100 feet thickness. The Hunton formation is a limestone formation located at a depth of approximately 7,500 feet, and ranges in thickness from 150 and 300 feet. As of December 31, 2014, we had an interest in approximately 35 Hunton wells. As of December 31, 2014, we had drilled 49 Mississippi Lime horizontal wells, of which 46 were completed and producing. As of December 31, 2014, had have identified an additional 136 horizontal Mississippi Lime locations across our over 29,000 net acre leaseholds.

Gas and Oil Production

Production Volumes

Currently, our natural gas, crude oil and NGL production operations are focused in various plays throughout the United States, and include direct interest wells and ownership interests in wells drilled through our Drilling Partnerships. When we drill new wells through our partnership management business we receive an interest in each Drilling Partnership proportionate to the value of our coinvestment in it and the value of the acreage we contribute to it, typically 30% of the overall capitalization of a particular partnership. The following table presents our total net natural gas, oil and natural gas liquids production volumes and production per day for the three years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Production per day:(1)(2)
Natural gas (Mcfd)	226,526	158,886	69,408
Oil (Bpd)	3,436	1,329	330
Natural gas liquids (Bpd)	3,802	3,473	974
Total (Mcfed)	269,958	187,701	77,232

(1)

“Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bpd” represents barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

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

Production Revenues, Prices and Costs

Our production revenues and estimated gas, oil and natural gas liquids reserves are substantially dependent on prevailing market prices for natural gas and oil prices. The following table presents our production revenues and average sales prices for our natural gas, oil and natural gas liquids production for the years ended December 31, 2014, 2013, and 2012, along with our average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Years Ended December 31,
	2014	2013	2012
Production revenues (in thousands):
Natural gas revenue	$302,826	$186,229	$70,151
Oil revenue	110,070	44,160	11,351
Natural gas liquids revenue	41,061	36,394	11,399
Total revenues	$453,957	$266,783	$92,901
Average sales price:(1)
Natural gas (per Mcf):
Total realized price, after hedge(2)	$3.76	$3.47	$3.29
Total realized price, before hedge(2)	$3.93	$3.25	$2.60
Oil (per Bbl):
Total realized price, after hedge	$87.76	$91.01	$94.02
Total realized price, before hedge	$82.22	$95.88	$91.32
NGLs (per Bbl):
Total realized price, after hedge	$29.59	$28.71	$31.97
Total realized price, before hedge	$29.39	$29.43	$31.97
Production costs (per Mcfe):(1)
Lease operating expenses(3)	$1.29	$1.09	$0.82
Production taxes	0.27	0.18	0.12
Transportation and compression	0.25	0.24	0.24
Total	$1.81	$1.50	$1.19

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships. Including the effect of this subordination, the average realized gas sales prices were $3.66 per Mcf ($3.84 per Mcf before the effects of financial hedging), $3.21 per Mcf ($2.99 per Mcf before the effects of financial hedging), and $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging) for the years ended December 31, 2014, 2013, and 2012, respectively.

(3)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our Drilling Partnerships. Including the effects of these costs, total lease operating expenses per Mcfe were $1.27 per Mcfe ($1.79 per Mcfe for total production costs), $1.01 per Mcfe ($1.42 per Mcfe for total production costs), and $0.58 per Mcfe ($0.94 per Mcfe for total production costs) for the years ended December 31, 2014, 2013, and 2012, respectively.

Partnership Management Business

Certain energy activities are conducted by us through, and a portion of our revenues are attributable to, sponsorship of the Drilling Partnerships. Drilling Partnership investor capital raised by us is deployed to drill and complete wells included within the partnership. As we deploy Drilling Partnership investor capital, we recognize certain management fees we are entitled to receive, including well construction and completion revenue and a portion of administration and oversight revenue. At each period end, if we have Drilling Partnership investor capital that has not yet been deployed, we will recognize a current liability titled “Liabilities Associated with Drilling Contracts” on our consolidated balance sheets. After the Drilling Partnership well is completed and turned in line, we are entitled to receive additional operating and management fees, which are included within well services and administration and oversight revenue, respectively, on a monthly basis while the well is operating. In addition to the management fees we are entitled to receive for services provided, we are also entitled to our pro-rata share of Drilling Partnership gas and oil production revenue, which generally approximates 30%.

Over the last five years, we raised over $0.7 billion from outside investors for participation in our Drilling Partnerships. Net proceeds from these partnerships are used to fund the investors’ share of drilling and completion costs under our drilling contracts with the partnerships.

Our fund raising activities for sponsored Drilling Partnerships during the last five years are summarized in the following table (amounts in millions):

	Drilling Program Capital
	Investor contributions	Our contributions	Total capital
2014	$166.8	$71.0	$237.8
2013	150.0	92.3	242.3
2012	127.1	54.4	181.5
2011	141.9	28.3	170.2
2010(1)	149.3	53.4	202.7
Total	$735.1	$299.4	$1,034.5

(1)

Does not include funds raised for a fall 2010 drilling program, which was cancelled due to the announcement of the acquisition of the Transferred Business in November 2010 (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

As managing general partner of our Drilling Partnerships, we recognize our Drilling Partnership management fees in the following manner:

•

Well construction and completion. For each well that is drilled by a Drilling Partnership, we receive a 15% mark-up on those costs incurred to drill and complete the wells included within the partnership. Such fees are earned, in accordance with the partnership agreement, and recognized as the services are performed, typically between 60 and 270 days, using the percentage of completion method;

•

Administration and oversight. For each well drilled by a Drilling Partnership, we receive a fixed fee between $100,000 and $500,000, depending on the type of well drilled, which is earned in accordance with the partnership agreement and recognized at the initiation of the well. Additionally, the Drilling Partnership pays us a monthly per well administrative fee of $75 for the life of the well. The well administrative fee is earned on a monthly basis as the services are performed;

•

Well services. Each Drilling Partnership pays us a monthly per well operating fee, currently $1,000 to $2,000, depending on the type of well, for the life of the well. Such fees are earned on a monthly basis as the services are performed; and

Gathering and processing revenue includes gathering fees we charge to the Drilling Partnership wells for our processing plants in the New Albany and the Chattanooga Shales. Generally, we charge a gathering fee to the Drilling Partnership wells equivalent to the fees we remit. In Appalachia, a majority of our Drilling Partnership wells are subject to a gathering agreement, whereby we remit a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, we charge our Drilling Partnership wells a 13% gathering fee. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

Our Drilling Partnerships provide tax advantages to our investors because an investor’s share of the partnership’s intangible drilling cost deduction may be used to offset ordinary income. Intangible drilling costs include items that do not have salvage value, such as labor, fuel, repairs, supplies and hauling. Generally, for our Drilling Partnerships, approximately 94% of the subscription proceeds received have been used to pay 100% of the partnership’s intangible drilling costs. For example, an investment of $10,000 generally permits the investor to deduct from taxable ordinary income approximately $9,400 in the year in which the investor invests.

While our historical structure has varied, we have generally agreed to subordinate a portion of our share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically from 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. We periodically compare the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, we recognize subordination as an estimated reduction of our pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which we have recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, we will recognize an estimated increase in our portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized.

Drilling Activity

The number of wells we drill will vary depending on, among other things, the amount of money we raise through our Drilling Partnerships, the cost of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table sets forth information with respect to the number of wells we drilled, both gross and for our interest, during the periods indicated. There were no exploratory wells drilled during the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
	2014	2013	2012
Gross wells drilled	129	103	105
Our share of gross wells drilled(1)	67	66	42
Gross wells turned in line	119	117	154
Net wells turned in line	64	80	43

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our Drilling Partnerships.

We do not operate any of the rigs or related equipment used in our drilling operations, relying instead on specialized subcontractors or joint venture partners for all drilling and completion work. This enables us to streamline our operations and conserve capital for investments in new wells, infrastructure and property acquisitions, while generally retaining control over all geological, drilling, engineering and operating decisions. We perform regular inspection, testing and monitoring functions on each of our Drilling Partnerships and our operated wells.

As of December 31, 2014, we had the following ongoing drilling activities:

	Gross			Net
	Spud	Total Depth	Completed	Spud	Total Depth	Completed
Mississippi Lime – Horizontal	7	2	1	3	1	1
Utica – Horizontal	4	—	—	2	—	—
Marble Falls – Vertical	—	9	3	—	3	1
Eagle Ford - Horizontal	—	2	—	—	2	—

Natural Gas and Oil Leases

The typical oil and gas lease agreement provides for the payment of a percentage of the proceeds, known as a royalty, to the mineral owner(s) for all natural gas, oil and other hydrocarbons produced from any well(s) drilled on the leased premises. In the Appalachian Basin and much of the United States, this amount, historically, has ranged between 1/8th (12.5%) and 1/6th (16.66%) of the hydrocarbons produced, resulting in a net revenue interest to us of between 87.5% and 83.33%. With the discovery of the Marcellus and Utica Shales in the Appalachian Basin in the last few years, and the resultant competition for undeveloped acreage, it has become very common for landowners to demand royalty rates up to 20% or higher, resulting in a net revenue interest of 80% or less. In Oklahoma (Mississippi Lime play) and Texas (Barnett and Eagle Ford Shales and Marble Falls play), both states where we have acquired substantial acreage positions, royalties are commonly in the 15-20% range, resulting in net revenue interests to us in the 80-85% range.

In the Texas Barnett and Eagle Ford Shales, Oklahoma Mississippi Lime and Appalachian Basin Marcellus and Utica plays, where horizontal wells are generally drilled on much larger drilling units (sometimes approaching 1,000 acres), the mineral and/or surface rights are generally acquired from multiple parties. In the case of “urban” drilling areas in the Barnett Shale, there may be as many as 3,500 royalty owners within a single drilling unit.

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

Contractual Revenue Arrangements

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market the gas. The sales price of natural gas produced is a function of the market in the area and typically linked to a regional index. The pricing indices for the majority of our production areas are as follows:

•	Appalachian Basin - Dominion South Point, Tennessee Gas Pipeline Zone 4 (200 Leg), Transco Leidy Line, Columbia Appalachia, NYMEX and Transco Zone 5;

•	Mississippi Lime - Southern Star;

•	Barnett Shale and Marble Falls- primarily Waha but with smaller amounts sold into a variety of north Texas outlets;

•	Raton – ANR, Panhandle, and NGPL;

•	Black Warrior Basin – Southern Natural;

•	Eagle Ford – Transco Zone 1; and

•	Other regions - primarily the Texas Gas Zone SL spot market (New Albany Shale) and the Cheyenne Hub spot market (Niobrara).

We attempt to sell the majority of our natural gas at monthly, fixed index prices and a smaller portion at index daily prices.

Crude Oil. Crude oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking/pipeline charges. The oil and natural gas liquids production of our Rangely assets flows into a common carrier pipeline and is sold at prevailing market prices, less applicable transportation and oil quality differentials. We do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

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

For the year ended December 31, 2014, Tenaska Marketing Ventures, Chevron, Enterprise and Interconn Resources LLC accounted for approximately 25%, 15%, 14% and 13% of our total natural gas, oil, and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period.

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

Barnett and Marble Falls production in Texas is gathered/processed by a variety of companies depending on the location of the production. As in the case of Appalachian and Mississippi Lime production, either a fee is charged for the gathering activity alone, or a gatherer/processor may provide a combination of services to include processing, fractionation and/or compression. In some instances, the market to which the gas is sold will deduct the third-party gathering fees from the proceeds payable and pay the third-party gatherers directly.

In Appalachia, we have gathering agreements with Laurel Mountain Midstream, LLC (“Laurel Mountain”). Under these agreements, we dedicate our natural gas production in certain areas within southwest Pennsylvania to Laurel Mountain for transportation to interstate pipeline systems or local distribution companies, subject to certain exceptions. In return, Laurel Mountain is required to accept and transport our dedicated natural gas subject to certain conditions. The greater of $0.35 per mcf or 16% of the gross sales price of the natural gas is charged by Laurel Mountain for the majority of the gas. A lesser fee does apply to a small number of specific wells in the area. We also use Anadarko Marcellus Midstream, L.L.C.’s facilities to gather our Lycoming Co., Pennsylvania production for a $0.45 MMBtu fee which delivers our production to Transco Interstate pipeline for purchase by Sequent Energy Management, L.P. Our Utica production in Ohio is gathered by both Utica East Ohio Midstream, L.L.C. (“UEO”) and Blue Racer Midstream, L.L.C. for delivery to UEO’s Kensington Processing plant.  Residue gas is sold to markets on Dominion East Ohio or Tennessee pipelines.  UEO markets the NGLs and returns proceeds to us.

In the Raton Basin (New Mexico and Colorado), we gather all of our production and deliver it to Colorado Interstate Gas Pipeline, an interstate pipeline. In the Black Warrior Basin (Alabama), we gather our own production and deliver it to the Southcross Alabama pipeline who then delivers the gas to our purchaser, Interconn Resources, L.L.C. and BP.

Mississippi Lime production is currently gathered, processed, fractionated, and marketed by one company, SemGas, and they return a Percent of Proceeds (“POP”) of the revenues it receives. That POP amount is 95%.  The remaining 5% and a $0.3276 MMBtu gathering fee are paid to SemGas for all services provided.

Availability of Energy Field Services

We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During the years ended December 31, 2014 and 2013, we faced no shortage of these goods and services. Over the past several years, we and other oil and natural gas companies have experienced higher drilling and operating costs. We cannot predict the duration or stability of the current level of supply and demand for drilling rigs and other goods and services required for our operations with any certainty due to numerous factors affecting the energy industry, including the supply and demand for natural gas and oil.

We maintain a Pennsylvania Operating Services Agreement, pursuant to which a subsidiary of Chevron Corporation provides us (including Drilling Partnerships which we manage) with water disposal services with respect to certain wells in Pennsylvania in exchange for specified fees. We will indemnify the provider against all claims and liabilities arising out of its provision of services under this agreement. We may terminate the agreement at any time, and either party may terminate the agreement following an uncured material breach of the agreement by the other party. The initial term of this agreement expired on February 17, 2014 and has continued through the end of 2014. On February 12, 2015, we received notice of termination from Chevron Corporation and as such, the Pennsylvania Operating Services Agreement will terminate on or about September 12, 2015.  Subsequent to the termination of the Pennsylvania Operating Services Agreement, we will utilize other available vendors in the area.

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

Markets

The availability of a ready market for natural gas, oil and natural gas liquids and the price obtained, depends upon numerous factors beyond our control, as described in “Item 1A: Risk Factors - Risks Relating to Our Business”. Product availability and price are the principal means of competition in selling natural gas, oil and NGLs. During the years ended December 31, 2014, 2013, and 2012, we did not experience problems in selling our natural gas, oil and NGLs, although prices have varied significantly during those periods.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. In addition, seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other operations in certain areas. These seasonal anomalies may pose challenges for meeting our well construction objectives and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay our operations. We have in the past drilled a greater number of wells during the winter months because we typically received the majority of funds from Drilling Partnerships during the fourth calendar quarter.

Environmental Matters and Regulation

Our operations relating to drilling and waste disposal are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As operators within the complex natural gas and oil industry, we must comply with laws and regulations at the federal, state and local levels. These laws and regulations can restrict or affect our business activities in many ways, such as by:

•	restricting the way waste disposal is handled;

•

limiting or prohibiting drilling, construction and operating activities in sensitive areas such as wetlands, coastal regions, non-attainment areas, tribal lands or areas inhabited by threatened or endangered species;

•	requiring the acquisition of various permits before the commencement of drilling;

•	requiring the installation of expensive pollution control equipment and water treatment facilities;

•

restricting the types, quantities and concentration of various substances that can be released into the environment in connection with siting, drilling, completion, production, and plugging activities;

•

requiring remedial measures to reduce, mitigate and/or respond to releases of pollutants or hazardous substances from existing and former operations, such as pit closure and plugging of abandoned wells;

•	enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations;

•	imposing substantial liabilities for pollution resulting from operations; and

•	requiring preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement with respect to operations affecting federal lands or leases.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where pollutants or wastes have been disposed or otherwise released. Neighboring landowners and other third parties can file claims for personal injury or property damage allegedly caused by noise and/or the release of pollutants or wastes into the environment. These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently enact new, and revise existing, environmental laws and regulations, and any new laws or changes to existing laws that result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry could have a significant impact on our operating costs.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations, and compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Environmental laws and regulations that could have a material impact on our operations include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act, or “NEPA.” NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of our proposed exploration and production activities on federal lands, if any, require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Waste Handling. The Solid Waste Disposal Act, including RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of USEPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that USEPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as solid waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

We believe that our operations are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that they hold all necessary and up-to-date permits, registrations and other authorizations to the extent that they are required under such laws and regulations. Although we and our subsidiaries do not believe the current costs of managing wastes to be significant, any more stringent regulation of natural gas and oil exploitation and production wastes could increase the costs to manage and dispose of such wastes.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Our operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal. There may be evidence that petroleum spills or releases have occurred at some of the properties owned or leased by us. However, none of these spills or releases appears to be material to our financial condition and we believe all of them have been or will be appropriately remediated. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under our control. These properties, and the substances disposed or released on them, may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, the federal regulations that implement the Clean Water Act, and analogous state laws and regulations impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by USEPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Further, much of our natural gas extraction activity utilizes a process called hydraulic fracturing, which results in water discharges that must be treated and disposed of in accordance with applicable regulatory requirements.

On April 21, 2014, the U.S. Army Corps of Engineers and USEPA proposed a rule that would define ‘Waters of the United States,’ i.e., the scope of waters protected under the Clean Water Act, in light of several U.S. Supreme Court opinions (U.S. v. Riverside Bayview, Rapanos v. United States, and Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers). The U.S. Army Corps of Engineers and USEPA have stated that the proposed rule would enhance protection for nationwide public health and aquatic resources, and increase Clean Water Act program predictability and consistency. The public comment period concluded on November 14, 2014.  USEPA is in the process of reviewing the more than 800,000 comments received on the proposed rule, and has indicated that a final rule may be issued in 2015. As drafted, this proposed rule may increase the costs of compliance and result in additional permitting requirements for some of our existing or future facilities.  Additionally, USEPA’s Science Advisory Board released its review of USEPA’s Office of Research and Development’s draft “Connectivity of Streams and Wetlands to Downstream Waters: A Review and Synthesis of the Scientific Evidence” report issued October 17, 2014. USEPA released the final report publicly on January 15, 2015.

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

Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, the federal regulations that implement the Clean Air Act, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including drilling sites, processing plants, certain storage vessels and compressor stations, and also impose various monitoring and reporting requirements. These laws and regulations also apply to entities that use natural gas as fuel, and may increase the costs of customer compliance to the point where demand for natural gas is affected. Such laws and regulations may require obtaining pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Various air quality regulations are periodically reviewed by USEPA and are amended as deemed necessary. USEPA may also issue new regulations based on changing environmental concerns.

Recent revisions to federal NSPS and NESHAP rules impose additional emissions control requirements and practices on our operations. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new or revised requirements. These regulations may increase the costs of compliance for some facilities. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We believe that our operations are in substantial compliance with the requirements of the Clean Air Act and comparable state laws and regulations.

While we will likely be required to incur certain capital expenditures in the future for air pollution control equipment to comply with applicable regulations and to obtain and maintain operating permits and approvals for air emissions, we believe that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than other similarly situated companies.

OSHA and Other Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes. The OSHA hazard communication standard, USEPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Greenhouse Gas Regulation and Climate Change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business. However, Congress has been actively considering climate change legislation. More directly, USEPA has begun regulating greenhouse gas emissions under the federal Clean Air Act. In response to the Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are air pollutants covered by the Clean Air Act), USEPA made a final determination that greenhouse gases endangered public health and welfare, 74 Fed. Reg. 66,496 (December 15, 2009). This finding led to the regulation of greenhouse gases under the Clean Air Act. Currently, USEPA has promulgated two rules that will affect our businesses.

First, USEPA promulgated the so-called “Tailoring Rule” which established emission thresholds for greenhouse gases under the Clean Air Act permitting programs, 75 Fed. Reg. 31,514 (June 3, 2010). Both the federal preconstruction review program, known as “PSD,” and the operating permit program are now implicated by emissions of greenhouse gases. These programs, as modified by the Tailoring Rule, could require some new facilities to obtain a PSD permit depending on the size of the new facilities. In addition, existing facilities as well as new facilities that exceed the emissions thresholds could be required to obtain the requisite operating permits.

On June 23, 2014, the United States Supreme Court ruled on challenges to the Tailoring Rule in the case of Utility Air Regulatory Group v. EPA, 134 S. Ct. 2427 (2014). The Court limited the applicability of the PSD program and Tailoring Rule to only new sources or modifications that would trigger PSD for another criteria pollutant such that projects cannot trigger PSD based solely on greenhouse gas emissions. However, if PSD is triggered for another pollutant, greenhouse gases could be subject to a control technology review process. The Court’s decision also means that sources cannot trigger a federal operating permit requirement based solely on greenhouse gas emissions. Overall, the impact of the Tailoring Rule after the Court’s decision is that it is unlikely to have much, if any, impact on our operations.

Second, USEPA finalized its Mandatory Reporting of Greenhouse Gases rule in 2009, 74 Fed. Reg. 56,260 (October 30, 2009). Subsequent revisions, additions and clarification rules were promulgated, including a rule specifically addressing the natural gas industry. This subpart was most recently revised in November 2014, when USEPA finalized changes to calculation methods, monitoring and data reporting requirements, and other provisions.  Shortly thereafter, in December 2014, USEPA proposed additional revisions to this subpart for public comment.  In general, the Greenhouse Gas Reporting Rule requires certain industry sectors that emit greenhouse gases above a specified threshold to report greenhouse gas emissions to USEPA on an annual basis. The natural gas industry is covered by the rule and requires annual greenhouse gas emissions to be reported by March 31 of each year for the emissions during the preceding calendar year. This rule imposes additional obligations on us to determine whether the greenhouse gas reporting applies and if so, to calculate and report greenhouse gas emissions.

In addition to these existing rules, the Obama Administration announced in January 2015 that it is developing additional rules to curb greenhouse gas emissions from the oil and gas sector, as part of a new national strategy for reducing methane emissions from the sector by 40 – 45% from 2012 levels by the year 2025. Among other steps being taken as part of this national methane strategy, USEPA is expected to build on the 2012 NSPS in a rulemaking action aimed at reducing both methane and VOC emissions from the oil and gas sector.

There are also ongoing legislative and regulatory efforts to encourage the use of cleaner energy technologies. While natural gas is a fossil fuel, it is considered to be more benign, from a greenhouse gas standpoint, than other carbon-based fuels, such as coal or oil. Thus, future regulatory developments could have a positive impact on our business to the extent that they either decrease the demand for other carbon-based fuels or position natural gas as a favored fuel.

In addition to domestic regulatory developments, the United States is a participant in multi-national discussions intended to deal with the greenhouse gas issue on a global basis. To date, those discussions have not resulted in the imposition of any specific regulatory system, but such talks are continuing and may result in treaties or other multi-national agreements that could have an impact on our business.

Finally, the scientific community continues to engage in a healthy debate as to the impact of greenhouse gas emissions on planetary conditions. For example, such emissions may be responsible for increasing global temperatures, and/or enhancing the frequency and severity of storms, flooding and other similar adverse weather conditions. We do not believe that these conditions are having any material current adverse impact on our business, and we are unable to predict at this time, what, if any, long-term impact such climate effects would have.

Energy Policy Act. Much of our natural gas extraction activity utilizes a process called hydraulic fracturing. The Energy Policy Act of 2005 amended the definition of “underground injection” in the Federal Safe Drinking Water Act of 1974, or “SDWA.” This amendment effectively excluded hydraulic fracturing for oil, gas or geothermal activities from the SDWA permitting requirements, except when “diesel fuels” are used in the hydraulic fracturing operations. Recently, this subject has received much regulatory and legislative attention at both the federal and state level and we anticipate that the permitting and compliance requirements applicable to hydraulic fracturing activity are likely to become more stringent and could have a material adverse impact on our business and operations. For instance, USEPA published a draft “Permitting Guidance for Oil and Gas Hydraulic Fracturing Activities Using Diesel Fuels” on May 10, 2012. In February 2014, USEPA released its revised final guidance document on SDWA underground injection control permitting for hydraulic fracturing using diesel fuels, along with responses to selected substantive public comments on USEPA’s previous draft guidance, a fact sheet and a memorandum to USEPA’s regional offices regarding implementation of the guidance. The process for implementing USEPA’s final guidance document may vary across states depending on the regulatory authority responsible for implementing the SDWA UIC program in each state.

The U.S. Senate and House of Representatives considered legislative bills in the 111th, 112th, and 113th Sessions of Congress that, if enacted, would have repealed the SDWA permitting exemption for hydraulic fracturing activities. Titled the “Fracturing Responsibility and Awareness of Chemicals Act,” or “Frac Act,” the legislative bills as proposed could have potentially led to significant oversight of hydraulic fracturing activities by federal and state agencies. If re-introduced in the current 114th Session of Congress and enacted into law, the legislation as proposed could potentially result in significant regulatory oversight, which may include additional permitting, monitoring, recording and recordkeeping requirements for us.

We believe our operations are in substantial compliance with existing SDWA requirements. However, future compliance with the SDWA could result in additional requirements and costs due to the possibility that new or amended laws, regulations or policies could be implemented or enacted in the future.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. We conduct our natural gas extraction activities in certain formations where hydrogen sulfide may be, or is known to be, present. We employ numerous safety precautions at its operations to ensure the safety of its employees. There are various federal and state environmental and safety requirements for handling sour gas, and we are in substantial compliance with all such requirements.

Drilling and Production. State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our or its wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax or impact fee with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Pennsylvania has imposed an impact fee on wells drilled into an unconventional formation, which includes the Marcellus Shale. The impact fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2014, the impact fee for qualifying unconventional horizontal wells spudded during 2014 was $50,300 per well, while the impact fee for unconventional vertical wells was $10,100 per well. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for an unconventional horizontal well and 10 years for an unconventional vertical well. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources.

States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and oil produced and an oil field clean up regulatory fee of $0.000667 per Mcf of gas produced and $.00625 per barrel of crude. New Mexico imposes, among other taxes, a severance tax of up to 3.75% of the value of oil and gas produced, a conservation tax of up to 0.24% of the oil and gas sold, and a school emergency tax of up to 3.15% for oil and 4% for gas. Alabama imposes a production tax of up to 2% on oil or gas and a privilege tax of up to 8% on oil or gas. Oklahoma imposes a gross production tax of 7% per Bbl of oil, up to 7% per Mcf of natural gas and a petroleum excise tax of $0.095 on the gross production of oil and gas.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our unitholders.

Oil Spills and Hydraulic Fracturing. The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

A number of federal agencies, including USEPA and the Department of Interior, are currently evaluating a variety of environmental issues related to hydraulic fracturing. For example, USEPA is conducting a study that evaluates any potential effects of hydraulic fracturing on drinking water and ground water. USEPA released a progress report on this study on December 21, 2012 that did not provide any results or conclusions. On December 9, 2013, USEPA’s Hydraulic Fracturing Study Technical Roundtable of subject-matter experts from a variety of stakeholder groups met to discuss the work underway to answer the hydraulic fracturing study’s key research questions. Individual research projects associated with USEPA’s study were published in July 2014. Research results are expected to be released in draft form for review by the public and USEPA Science Advisory Board. USEPA has not provided a specific date for completion of the draft report after peer review, which may occur in 2015. The Department of Interior’s Bureau of Land Management published a revised proposed rule to regulate hydraulic fracturing on federal and Indian lands on May 24, 2013. The comment period closed on August 23, 2013 and the revised proposed rule drew more than 175,000 comments. A revised rule was reportedly sent to the White House Office of Management and Budget review in August 2014, and a final rule is expected to be issued in 2015.

In addition, state and local conservancy districts and river basin commissions have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. State regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include, but not be limited to, the following:

•	requirement that logs and pressure test results are included in disclosures to state authorities;

•	disclosure of hydraulic fracturing fluids and chemicals, and the ratios of same used in operations;

•	specific disposal regimens for hydraulic fracturing fluids;

•	replacement/remediation of contaminated water assets; and

•	minimum depth of hydraulic fracturing.

Local regulations, which may be preempted by state and federal regulations, have included, but have not been limited to, the following, which may extend to all operations including those beyond hydraulic fracturing:

•	noise control ordinances;

•	traffic control ordinances;

•	limitations on the hours of operations; and

•	mandatory reporting of accidents, spills and pressure test failures.

Other Regulation of the Natural Gas and Oil Industry. The natural gas and oil industry is extensively regulated by federal, state and local authorities. Legislation affecting the natural gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in their industries with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including natural gas and oil facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the potential costs to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Employees

We do not directly employ any of the persons responsible for our management or operation. In general, personnel employed by ATLS manage and operate our business. As of December 31, 2014, approximately 670 ATLS employees provided direct support to our operations. After the closing of the Atlas Energy Merger, all of our personnel were employed by our general partner. Some of the officers of our general partner may spend a substantial amount of time managing the business and affairs of our general partner and its affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

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

You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Some of the risks described below relate to our business, while others relate principally to the securities markets and ownership of our limited partnership interests. Partnership interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The risks and uncertainties our company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Relating to Our Business

Natural gas and oil prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil, which have declined substantially. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results and could result in an impairment charge. Because our reserves are predominantly natural gas, changes in natural gas prices have a more significant impact on our financial results.

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include but are not limited to the following:

•

the levels and location of natural gas and oil supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas and oil (such as that produced from our Marcellus Shale properties) on the domestic and global natural gas and oil supply;

•	the level of industrial and consumer product demand;

•	weather conditions;

•	fluctuating seasonal demand;

•	political conditions or hostilities in natural gas and oil producing regions, including the Middle East, Africa and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting nations to agree to and maintain oil price and production controls;

•	the price level of foreign imports;

•	actions of governmental authorities;

•	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;

•	inventory storage levels;

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;

•	the price, availability and acceptance of alternative fuels;

•	technological advances affecting energy consumption;

•	speculation by investors in oil and natural gas;

•	variations between product prices at sales points and applicable index prices; and

•	overall economic conditions, including the value of the U.S. dollar relative to other major currencies.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil. In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue. During the year ended December 31, 2014, the NYMEX Henry Hub natural gas index price ranged from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $107.26 per Bbl to a low of $53.27 per Bbl. Between January 1, 2015 and February 25, 2015, the NYMEX Henry Hub natural gas index price ranged from a high of $3.23 per MMBtu to a low of $2.58 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $53.53 per Bbl to a low of $44.45 per Bbl. If natural gas and oil prices decline significantly for a sustained period of time, the lower prices may adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations.

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

Our key operated project areas are located in active drilling areas in the Mississippi Lime, Marble Falls, Utica Shale and Marcellus Shale, and many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit our ability to find economically recoverable quantities of natural gas and oil in these areas.

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

Because we distribute our available cash rather than reinvesting it in our business, our growth may not be as significant as businesses that reinvest their available cash to expand ongoing operations, and we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in our operating expenses;

•	an increase in general and administrative expenses;

•	an increase in principal and interest payments on our outstanding debt; or

•	an increase in working capital requirements.

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

Significant physical effects of climate change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

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

We market the majority of our natural gas production to gas utility companies, gas marketers, local distribution companies and industrial or other end-users. Crude oil produced from our wells flow directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. Natural gas liquids are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas (low Btu content) to meet pipeline specifications for transport to end users or marketers operating on the receiving pipeline. For the year ended December 31, 2014, Tenaska Marketing Ventures, Chevron, Enterprise and Interconn Resources LLC accounted for approximately 25%, 15%, 14% and 13% of our total natural gas, crude oil and natural gas liquids production revenue, respectively, with no other single customer accounting for more than 10% for this period. To the extent these and other key customers reduce the amount of natural gas, crude oil and natural gas liquids they purchase from us, our revenues and cash available for distributions to unitholders could temporarily decline in the event we are unable to sell to additional purchasers.

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

As of December 31, 2014, leases covering approximately 40,103 of our 794,030 net undeveloped acres, or 5.1%, are scheduled to expire on or before December 31, 2015. An additional 0.7% of our net undeveloped acres are scheduled to expire in 2016 and 1.6% in 2017.  If we are unable to renew these leases or any leases scheduled for expiration beyond their expiration date, on favorable terms, we will lose the right to develop the acreage that is covered by an expired lease.

Drilling for and producing natural gas and oil are high-risk activities with many uncertainties.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for natural gas and oil can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

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

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our natural gas and oil reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our reserves and economically finding or acquiring additional recoverable reserves. Our ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on our generating sufficient cash flow from operations and other sources of capital, principally from the sponsorship of new Drilling Partnerships, all of which are subject to the risks discussed elsewhere in this section.

A decrease in commodity prices could subject our oil and gas properties to a non-cash impairment loss under U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles require oil and gas properties and other long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. We test our oil and gas properties on a field-by-field basis, by determining if the historical cost of proved properties less the applicable depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on our economic interests and our plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. We estimate prices based on current contracts in place at the impairment testing date, adjusted for basis differentials and market related information, including published future prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. Accordingly, further declines in the price of commodities may cause the carrying value of our oil and gas properties to exceed the expected future cash flows, and a non-cash impairment loss would be required to be recognized in the financial statements for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

Estimates of reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

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

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas and oil reserves. We base the estimated discounted future net cash flows from our proved reserves on historical prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

•	actual prices we receive for natural gas and oil;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures;

•	the amount and timing of our capital expenditures; and

•	changes in governmental regulations or taxation.

The timing of both our production and incurrence of expenses in connection with the development and production of natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

Pricing for natural gas, NGLs and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, we may use financial hedges and physical hedges for our production. Physical hedges are not deeded hedges for accounting purposes because they require firm delivery of natural gas and oil and are considered normal sales of natural gas and oil. We general limit these arrangements to smaller quantities than those we project to be available at any delivery point.

In addition, we may enter into financial hedges, which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The futures contracts are commitments to purchase or sell natural gas and oil at future dates and generally cover one-month periods for up to six years in the future. The over-the-counter derivative contracts are typically cash settled by determining the difference in financial value between the contract price and settlement price and do not require physical delivery of hydrocarbons.

These hedging arrangements may reduce, but will not eliminate, the potential effects of changing commodity prices on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile commodity prices, such transactions, depending on the hedging instrument used, may limit our potential gains if commodity prices were to rise substantially over the price established by the hedge. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

•	a counterparty is unable to satisfy its obligations;

•	production is less than expected; or

•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production.

In addition, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to commodity prices and interest rates. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices and interest rates for which we are unable to enter into a completely effective hedge transaction.

The failure by counterparties to our derivative risk management activities to perform their obligations could have a material adverse effect on our results of operations.

The use of derivative risk management transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. If any of these counterparties were to default on its obligations under our derivative arrangements, such a default could have a material adverse effect on our results of operations, and could result in a larger percentage of our future production being subject to commodity price changes.

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

The Dodd-Frank Act is intended to change fundamentally the way swap transactions are entered into, transforming an over-the-counter market in which parties negotiate directly with each other into a regulated market in which most swaps are to be executed on registered exchanges or swap execution facilities and cleared through central counterparties. These statutory requirements are implemented through regulation, primarily through rules adopted by the Commodity Futures Trading Commission. Many market participants are newly regulated as swap dealers or major swap participants, with new regulatory capital requirements and other regulations that impose business conduct rules and mandate how they hold collateral or margin for swap transactions. All market participants are subject to new reporting and recordkeeping requirements. The new regulations may require us to comply with certain clearing and trade-execution requirements in connection with our existing or future derivative activities. As a commercial end-user which uses swaps to hedge or mitigate commercial risk, rather than for speculative purposes, we are permitted to opt out of the clearing and exchange trading requirements, but we could nevertheless be exposed to greater liquidity and credit risk with respect to our hedging transactions if we do not use cleared and exchange-traded swaps.

The new regulations could significantly increase the cost of derivative contracts; materially alter the terms of derivative contracts; reduce the availability of derivatives to protect against risks we encounter; reduce our ability to monetize or restructure our derivative contracts in existence at that time; and increase our exposure to less creditworthy counterparties. If we reduce or change the way we use derivative instruments as a result of the legislation or regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. The legislation was also intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and/or cash flows.

Any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate the businesses we acquire;

•	a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our revolving credit facility to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown environmental or title and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns and increased demand on existing personnel;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	the loss of key purchasers of our production; and

•	the failure to realize expected growth or profitability.

Our decision to acquire oil and natural gas properties depends in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses, seismic data and other information, the results of which are often inconclusive and subject to various interpretations. The scope and cost of the above risks may be materially greater than estimated at the time of the acquisition. Further, our future acquisition costs may be higher than those we have achieved historically. Any of these factors could adversely affect our future growth.

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

Also, our reviews of acquired properties are inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition given the time constraints imposed by the applicable acquisition agreement. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor would it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential.

Acquired properties may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example:

•

On December 17, 2014, New York Governor Andrew Cuomo’s administration said it would ban hydraulic fracturing for shale gas development throughout the state.   Dr. Howard Zucker, the Acting Commissioner of Health, announced that the state Department of Health completed its long-awaited public health review report, which recommended prohibiting hydraulic fracturing in New York.  Dr. Zucker cited significant uncertainties regarding risks to public health in concluding that hydraulic fracturing should not proceed in New York until more research is completed.  Based upon the Department of Health report, New York State Department of Environmental Conservation Commissioner Joe Martens announced that it will soon issue a legally-binding findings statement that will prohibit hydraulic fracturing in the state.  Martens noted that the public health risks associated with hydraulic fracturing outweigh its potential economic benefits, particularly in light of the number of municipalities that have banned natural gas drilling within their borders.

•

Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. On February 14, 2012, legislation was passed in Pennsylvania requiring, among other things, disclosure of chemicals used in hydraulic fracturing. We refer to this legislation as the “2012 Oil and Gas Act.” To implement the new legislative requirements, on December 14, 2013 the Pennsylvania Department of Environmental Protection, which we refer to as PADEP, proposed amendments to its environmental regulations at 25 Pa. Code Chapter 78, Subchapter C, pertaining to environmental protection performance standards for surface activities at oil and gas well sites. According to PADEP, the conceptual changes would update existing requirements regarding containment of regulated substances, waste disposal, site restoration and reporting releases, and would establish new planning, notice, construction, operation, reporting and monitoring standards for surface activities associated with the development of oil and gas wells. PADEP has also proposed to add new requirements for addressing impacts to public resources, identifying and monitoring orphaned and abandoned wells during hydraulic fracturing activities, and submitting water withdrawal information necessary to secure a required water management plan. The public comment period on the proposed amendments to PADEP’s proposed amendments at 25 Pa. Code Chapter 78, Subchapter C closed on March 14, 2014, and PADEP is in the process of reviewing and considering over 24,000 comments received during the comment period. Additionally, PADEP announced in June 2014 that it also intends to propose amendments to its present environmental regulations at 25 Pa. Code Chapter 78, Subchapters D (relating to well drilling, operation and plugging) and H (relating to underground gas storage). PADEP has indicated that it will bifurcate its 25 Pa. Code Chapter 78 regulations into two parts as a result of a legislative bill that passed in July 2014 as a companion to Pennsylvania’s budget for 2014 to 2015. 25 Pa. Code Chapter 78 will apply to conventional wells and 25 Pa. Code Chapter 78A will apply to unconventional wells. In January 2015, PADEP issued the results of its Technologically Enhanced Naturally Occurring Radioactive Materials Study, which analyzed levels of radioactivity associated with oil and gas development in Pennsylvania.  Initiated in January 2013, the study evaluated radioactivity levels in flowback waters, treatment solids, and drill cuttings, in addition to the transportation, storage and disposal of these materials.  According to the study, PADEP concluded that there is little potential for harm to workers or the public from radiation exposure due to oil and gas development, as well as provided recommendations for further study to be conducted.

•

Ohio has in recent years expanded its oil and gas regulatory program. In June 2012, Ohio passed legislation that made several significant amendments to the state’s oil and gas laws, including additional permitting requirements, chemical disclosure requirements, and site investigation requirements for horizontal wells. In June 2013, legislation was adopted imposing sampling requirements and disposal restrictions on certain drilling wastes containing naturally occurring radioactive material and requiring the state regulatory authority to adopt rules on the design and operation of facilities that store, recycle, or dispose of brine or other oil and natural gas related waste materials. In February 2014, the regulatory authority proposed rules imposing detailed construction standards on well pads, and in April 2014, Ohio announced new standard drilling permit conditions to address concerns regarding seismic activity in certain parts of the state.

•

For wells spudded January 1, 2014 and after, the Texas Railroad Commission adopted new rules regarding well casing, cementing, drilling, completion and well control for ensuring hydraulic fracturing operations do not contaminate nearby water resources. Recent Railroad Commission rules and regulations focus on prevention of waste, as evidenced by regulations relating to the commercial recycling of produced water and/or hydraulic fracturing flowback fluid approved in September 2012, and more stringent permitting for venting/flaring of casinghead gas and gas well gas beginning in January 2014.

•

A new West Virginia rule that became effective July 1, 2013 imposes more stringent regulation of horizontal drilling and was promulgated to provide further direction in the implementation and administration of the Natural Gas Horizontal Well Control Act that became effective on December 14, 2011. In 2014, West Virginia revised its solid waste regulations to allow landfills to increase their tonnage limits specifically for natural gas drilling wastes, along with requiring more stringent controls and radiation testing of landfills located in the state.

In addition to state law, local land use restrictions, such as municipal ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Recent changes regarding local land use restrictions in Pennsylvania occurred because of decisions of the Pennsylvania Supreme and Commonwealth Courts. On December 19, 2013, when the Pennsylvania Supreme Court issued its Robinson Township v. Commonwealth of Pennsylvania ruling, which invalidated key sections of the 2012 Oil and Gas Act that placed limits on the regulatory authority of local governments. Additionally, the Pennsylvania Supreme Court remanded a number of issues to the Commonwealth Court for further decision. On July 17, 2014, the Commonwealth Court ruled on the remanded issues. The cumulative effect of the Supreme and Commonwealth Court rulings is that all of the challenged provisions relating to local ordinances contained in the 2012 Oil and Gas Act are invalid, except for the definitions section and most of the updated preemption language in the 2012 Oil and Gas Act that was included from the 1984 Oil and Gas Act. While the total impact of these rulings are not clear and will occur over an extended period of time, an immediate impact of the rulings has been increased regulatory impediments and disputes at the local government level, as well as validity challenges initiated by private landowners alleging that local ordinances do not adequately protect health, safety, and welfare. On June 30, 2014, the New York Court of Appeals issued its opinion in Wallach v. Town of Dryden affirming local zoning laws adopted by two upstate municipalities that prohibited oil and gas-related activities within their borders. Specifically, the Court of Appeals ruled that there was nothing within the plain language, statutory scheme and legislative history of the New York Oil, Gas and Solution Mining Law that manifested an intent by the legislature to preempt a municipality’s home rule authority to regulate land use. On October 16, 2014, the New York Court of Appeals denied a request by the petitioner – the bankruptcy trustee for Norse Energy – to re-hear arguments in the case.  If state, local or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells. Generally, Federal, state and local restrictions and requirements are applied consistently to similar types of producers (e.g., conventional, unconventional, etc.), regardless of size of the producing company.

Although, to date, the hydraulic fracturing process has not generally been subject to regulation at the federal level, there are certain governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices, and some federal regulation has taken place. A few of these initiatives are listed here, although others may exist now or be implemented in the future. In April 2012, President Obama established an Interagency Working Group to Support Safe and Responsible Development of Unconventional Domestic Natural Gas Resources with the purpose of coordinating the policies and activities of agencies regarding unconventional gas development. EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act. In May 2012, EPA issued draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuel. In February 2014, EPA released its revised final guidance document on Safe Drinking Water Act underground injection control permitting for hydraulic fracturing using diesel fuels, along with responses to selected substantive public comments on EPA’s previous draft guidance, a fact sheet and a memorandum to EPA’s regional offices regarding implementation of the guidance. The process for implementing EPA’s final guidance document may vary across the states depending on the regulatory authority responsible for implementing the Safe Drinking Water Act underground injection control program in each state. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, EPA is currently studying the potential environmental effects of hydraulic fracturing on drinking water and groundwater. EPA issued a progress report regarding the hydraulic fracturing study on December 21, 2012. However, the progress report did not provide any results or conclusions. On December 9, 2013, EPA’s Hydraulic Fracturing Study Technical Roundtable of subject-matter experts from a variety of stakeholder groups met to discuss the work underway to answer the hydraulic fracturing study’s key research questions. Individual research projects associated with EPA’s study were published in July 2014. Research results are expected to be released in draft form for review by the public and EPA’s Science Advisory Board. EPA has not provided a specific date for completion of the draft report after peer review, which may occur in 2015. In 2013, EPA indicated that it intended to propose a draft water quality criteria document that would update the aquatic life water quality criteria for chloride by the summer of 2014. However, EPA has yet to propose the draft water quality criteria document and it has not provided an updated timeframe for the proposal. EPA announced in its September 2014 “Final 2012 and Preliminary 2014 Effluent Guidelines Program Plans” document that it intends to continue a rulemaking effort to potentially revise the effluent limitation guidelines for the Oil and Gas Extraction Point Source Category to address pretreatment standards for shale gas extraction. EPA proposed in that same document a detailed study of centralized waste treatment facilities that accept oil and gas extraction wastewater.  The public comment period on the Preliminary 2014 Effluent Guidelines Program Plan closed on November 17, 2014. EPA is evaluating the comments submitted and will next prepare and issue the Final 2014 Effluent Guidelines Program Plan.  On May 4, 2012, the U.S. Department of the Interior, Bureau of Land Management proposed a rule that includes provisions requiring disclosure of chemicals used in hydraulic fracturing and construction standards for hydraulic fracturing on federal lands. On May 24, 2013, the Bureau of Land Management published a revised proposed rule to regulate hydraulic fracturing on federal and Indian lands. The comment period closed on August 23, 2013 and the revised proposed rule drew more than 175,000 comments. A revised rule was reportedly sent to the White House Office of Management and Budget review in August 2014, and a final rule is expected to be issued in 2015.

Certain members of the U.S. Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, and Congress has asked the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing. In addition, Congress requested the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. On December 16, 2013, the U.S. Energy Information Administration published an abridged version of its Annual Energy Outlook 2014 with projections to 2040 report, with the full report released on May 7, 2014. The next Annual Energy Outlook is reported to be in March 2015 by U.S. Energy Information Administration. These ongoing proposed studies, depending on their degree of pursuit and any meaningful results obtained, could result in initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or one or more other regulatory mechanisms. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform hydraulic fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by EPA or other federal agencies, our fracturing activities could be significantly affected.

Some of the potential effects of changes in Federal, state or local regulation of hydraulic fracturing operations could include the following:

•	additional permitting requirements and permitting delays;

•	increased costs;

•	changes in the way operations, drilling and/or completion must be conducted;

•	increased recordkeeping and reporting; and

•	restrictions on the types of additives that can be used.

Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or greenhouse gases, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of greenhouse gas emissions. Facilities required to obtain Prevention of Significant Deterioration permits because of their potential criteria pollutant emissions will be required to comply with “best available control technology” standards for greenhouse gases. These regulations could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.

While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. In addition, the Obama Administration announced its Climate Action Plan in 2013, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. As part of the Climate Action Plan, the Obama Administration also announced that it intends to adopt additional regulations to reduce emissions of greenhouse gases and to encourage greater use of low carbon technologies in the coming years. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Recently promulgated rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.

In August 2012, EPA published final rules that established new and revised requirements for emissions from oil and natural gas production and natural gas processing operations. Specifically, EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants to address emissions of hazardous air pollutants frequently associated with oil and natural gas production, processing, transmission and storage activities. The New Source Performance Standards require operators, beginning January 1, 2015, to reduce volatile organic compounds emissions from oil and natural gas production facilities by conducting “green completions” for hydraulic fracturing, that is, recovering rather than venting or flaring the gas and NGLs that come to the surface during completion of the fracturing process. The New Source Performance Standards also established new notification and reporting requirements, more stringent leak detection standards for natural gas processing plants, and specific requirements regarding emissions from compressors, storage tanks, and other sources. In 2013, EPA made significant changes to the New Source Performance Standards applicable to storage vessels, and in December 2014, EPA finalized additional revisions to the New Source Performance Standards, including revisions to the green completion requirements.  Compliance with recently revised New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

States are also proposing more stringent requirements for emissions from well sites and compressor stations. For example, in August 2013, Pennsylvania revised its list of sources exempt from air permitting requirements such that previously exempted types of sources associated with unconventional oil and gas exploration and production now are required to demonstrate compliance with specific criteria(e.g., emission limits, monitoring and recordkeeping) in order to claim the permit exemption. PADEP has since released implementation instructions that expand the list of information which operators must submit in a compliance demonstration in order to rely on the exemption.  Additionally, PADEP issued a revised General Permit for Natural Gas Compression and/or Processing Facilities in January 2015 that requires the permittee to annually certify its compliance with the terms and conditions of the general permit. In April 2014, Ohio revised its current General Permit for Natural Gas Production Operations to cover emissions from completion activities. In 2013, West Virginia issued General Permit 70-A for natural gas production facilities at the well site.  In February 2015, West Virginia issued a draft General Permit 80-A to replace General Permit 70-A and other exiting general permits for natural gas compressor and dehydration facilities.

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

A significant portion of our natural gas extraction activity utilizes hydraulic fracturing, which results in water that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. For example, the 2012 Oil and Gas Act requires the development, submission and approval of a water management plan before withdrawing or using water from water sources in Pennsylvania to drill or hydraulically fracture an unconventional well. The requirements of these plans continue to be modified by proposed amendments to state regulations and agency policies and guidance. For Pennsylvania operations located in the Susquehanna River Basin, the Susquehanna River Basin Commission regulates consumptive water uses, water withdrawals, and the diversions of water into and out of the Susquehanna River Basin, and specific approvals are required prior to initiating drilling activities. In June 2012, Ohio passed legislation that established a water withdrawal and consumptive use permit program in the Lake Erie watershed. If certain withdrawal thresholds are triggered due to water needs for a particular project, we will be required to develop a Water Conservation Plan and obtain a withdrawal permit for that project. West Virginia also requires that if a certain amount of water is withdrawn water management plans are required and/or registration and reporting requirements are triggered.

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

In an effort to offset budget deficits and fund state programs, many states have imposed impact fees and/or severance taxes on the natural gas industry. Pennsylvania’s Oil and Gas Act of 2012, passed in February 2012, implemented an impact fee for unconventional wells drilled in the Commonwealth. An unconventional gas well is a well that is drilled into an unconventional formation, which would include the Marcellus Shale. The impact fee, which changes from year to year, is computed using the prior year’s trailing 12- month NYMEX natural gas price and is based upon a tiered pricing matrix. Based upon natural gas prices for 2014, the impact fee for qualifying unconventional horizontal wells spudded during 2014 was $50,300 per well and the impact fee for unconventional vertical wells was $10,100 per well. The impact fee is due by April 1 of the year following the year that a horizontal unconventional well is spudded or a vertical unconventional well is put into production. The fee will continue for 15 years for a horizontal unconventional well and 10 years for a vertical unconventional well. ARP estimates that the impact fee for its wells including the wells in its Drilling Partnerships will be approximately $1.0 million for the year ended December 31, 2014. If new laws implementing additional taxes and fees become applicable, our operating costs may materially increase.

President Obama’s budget proposals for fiscal year 2016 includes proposed provisions with significant tax consequences. The proposed budget, if enacted, would repeal over $4 billion per year in U.S. tax subsidies to oil, gas and other fossil fuel producers.

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. These enforcement actions may be handled by the EPA and/or the appropriate state agency. In some cases, the EPA has taken a heightened role in oil and gas enforcement activities. For example, in 2011, EPA Region III requested the lead on all oil and gas related violations in the United States Army Corps of Engineers’ Pittsburgh District. The EPA, the United States Army Corps of Engineers’ and the United States Department of Justice have been actively pursuing instances of unpermitted stream and wetland impacts, particularly for activities occurring in West Virginia. We also understand that the EPA has taken an increased interest in assessing operator compliance with the Spill Prevention, Control and Countermeasures regulations, set forth at 40 CFR Part 112.

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

Our operations are regulated extensively at the federal, state and local levels. The regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities will be subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of natural gas and oil we may produce and sell. A major risk inherent in a drilling plan is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our ability to develop our respective properties. The natural gas and oil regulatory environment could also change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, reduce our profitability. For example, the 2012 Oil and Gas Act imposes significant, costly requirements on the natural gas industry, including the imposition of increased bonding requirements and impact fees for unconventional gas wells, based on the price of natural gas and the age of the unconventional gas well. Proposed regulations associated with this legislation were published for public comment by the PADEP and, if finalized, will affect how natural gas operations are conducted in Pennsylvania. West Virginia has promulgated regulations associated with its existing Horizontal Well Control Act and has developed new aboveground storage tank laws that are being applied broadly and impose stringent requirements that affect the natural gas industry. We may be put at a competitive disadvantage to larger companies in the industry that can spread these additional costs over a greater number of wells and these increased regulatory hurdles over a larger operating staff.

We may not be able to continue to raise funds through our Drilling Partnerships at desired levels, which may in turn restrict our ability to maintain our drilling activity at recent levels.

We sponsor limited and general partnerships to finance certain of our development drilling activities. Accordingly, the amount of development activities that we will undertake depends in large part upon our ability to obtain investor subscriptions to invest in these partnerships. We raised $166.8 million, $150.0 million, and $127.1 million in 2014, 2013, and 2012, respectively. In the future, we may not be successful in raising funds through these Drilling Partnerships at the same levels that it experienced, and we also may not be successful in increasing the amount of funds we raise. Our ability to raise funds through our Drilling Partnerships depends in large part upon the perception of investors of their potential return on their investment and their tax benefits from investing in them, which perception is influenced significantly by our historical track record of generating returns and tax benefits to the investors in our existing partnerships.

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

Under current federal tax laws, there are tax benefits to investing in Drilling Partnerships, including deductions for intangible drilling costs and depletion deductions. However, both the Obama Administration’s budget proposal for fiscal year 2016 and other recently introduced legislation include proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and certain environmental clean-up costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development.  The repeal of these oil and gas tax benefits, if it happens, would result in a substantial decrease in tax benefits associated with an investment in our Drilling Partnerships. These or other changes to federal tax law may make investment in the Drilling Partnerships less attractive and, thus, reduce our ability to obtain funding from this significant source of capital funds.

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

We have agreed to subordinate a portion of our share of production revenues, net of corresponding production costs, to specified returns to the investor partners in the Drilling Partnerships, typically 10% to 12% per year for the first five to eight years of distributions. Thus, our revenues from a particular partnership will decrease if we do not achieve the specified minimum return. For the year ended December 31, 2014, $5.3 million of our revenues, net of corresponding production costs, were subordinated, which reduced our cash distributions received from the Drilling Partnerships. For the years ended December 31, 2013 and 2012, the subordinated amounts were $9.6 million and $6.3 million, respectively, net of corresponding production costs.

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

Our debt obligations could restrict our ability to pay cash distributions and have a negative impact on our financing options and liquidity position.

Our debt obligations could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow to make interest payments on this debt;

•	making it more difficult to satisfy debt service and other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage relative to our competitors that may not be as leveraged with debt;

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise; and

•	limiting our ability to pay cash distributions.

To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

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

Some of the historical financial information that we have included in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. The general and administrative expenses reflected in the financial statements for Atlas Energy E&P Operations include an allocation for certain corporate functions historically provided by Atlas Energy, Inc. These allocations were based on what we and Atlas Energy, Inc. considered to be reasonable reflections of the historical utilization levels of these services required in support of the business. We have not adjusted the historical financial statements for Atlas Energy E&P Operations to reflect changes that occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company. Therefore, the financial statements of Atlas E&P Operations and our historical financial information may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future.

A cyber incident or a terrorist attacks could result in information theft, data corruption, operational disruption and/or financial loss.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future cyber or terrorist attacks than other targets in the United States. Deliberate attacks on, or security breaches in our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, challenges in maintaining our books and records and other operational disruptions and third party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

•	fluctuations in natural gas and oil prices;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other natural gas and oil companies;

•	variations in the amount of our cash distributions;

•	future issuances and sales of our units; and

•	changes in general conditions in the U.S. economy, financial markets or the natural gas and oil industry.

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

At December 31, 2014, Atlas Energy owned approximately 20.96 million common and 3.75 million preferred limited partner units, representing approximately 27.7% limited partner ownership interest in us, all of which were distributed to a subsidiary of our general partner in the Atlas Energy Merger. Our general partner is free to sell some or all of these common units at any time. In addition, we have agreed to register under the U.S. Securities Act of 1933, as amended, which we refer to as the Securities Act, any sale of common units held by our general partner and its affiliates. These registration rights allow our general partner and its affiliates to request registration of their common units and to include any of those units in a registration of other securities by us. If our general partner and its affiliates were to sell a substantial portion of their units, it could reduce the market price of our outstanding common units.

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

Cost reimbursements due to our general partner for services provided may be substantial and will reduce our cash available for distribution to our unitholders.

Pursuant to our partnership agreement, our general partner receives reimbursement for the provision of various general and administrative services for our benefit. Payments for these services may be substantial, are not subject to any aggregate limit, and will reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our partnership agreement prohibits any person or group that owns 20% or more of our common units then outstanding, other than our general partner, its affiliates and transferees, from voting on any matter.

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

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders do not elect our general partner or the members of its board of directors on an annual or other continuing basis. The board of directors of our general partner is elected by its unitholders. Furthermore, the vote of the holders of at least two-thirds of all outstanding common units is required to remove our general partner. As a result of these limitations on the ability of holders of our common units to influence the management of our company, the price at which the common units trade could be diminished.

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

We utilize some of the foregoing exemptions from the corporate governance requirements of the NYSE listing standards. As a result, we do not have a nominating/governance committee or a compensation committee.

In addition, NYSE rules requiring that stockholder approval be obtained prior to certain issuances of equity securities do not apply to limited partnerships.

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

The credit and risk profiles of our general partner could adversely affect our credit ratings and profile.

The credit and risk profiles of our general partner may be factors in credit evaluations of us as a publicly traded limited partnership due to the significant influence of our general partner over our business activities, including our cash distributions, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our general partner, including the degree of its financial leverage and its dependence on cash flow from us to service its indebtedness.

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

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We do business and own assets in Alabama, Colorado, Indiana, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wyoming. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns that may be required of such unitholder.

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

Risks Relating to Our Ongoing Relationship with Our General Partner and its Affiliates

Affiliates of our general partner own common and preferred limited partner units representing an approximate 27.7% limited partner ownership interest. Therefore, our general partner possesses significant influence on all matters submitted to a vote of our unitholders.

At December 31, 2014, Atlas Energy owned approximately 20.96 million common and 3.75 million preferred limited partner units, representing an approximate 27.7% limited partner ownership interest in us, all of which were distributed to an affiliate of our general partner in the Atlas Energy Merger. Accordingly, our general partner possesses significant influence over matters submitted to our unitholders for approval, and could exercise such influence in a manner that is not in the best interests of our other unitholders, including the ability to effectively prevent the approval of certain matters, such as removal of our general partner and other extraordinary transactions for which super-majority approval is required under applicable Delaware law.  In addition, our general partner is able to control, subject to our partnership agreement and applicable law, all matters affecting us, including:

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

Our general partner has the authority to conduct our business and manage our operations. ATLS may have conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner is permitted to favor its own interests and the interests of its owners over the interests of our unitholders. These conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires our general partner or any of its affiliates to pursue a business strategy that favors us or to refer any business opportunity to us;

•	our general partner is expressly allowed to take into account the interests of parties other than us in resolving conflicts of interest;

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

Our general partner and affiliates of our general partner may compete with us. This could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our ability to replace reserves, results of operations and cash available for distribution to our unitholders.

Our partnership agreement provides that for so long as it is the general partner of ARP, our general partner’s sole business will be to act as a general partner of ARP and any other partnership or limited liability company of which ARP is, directly or indirectly, a partner or member and to undertake activities that are ancillary or related thereto. This restriction does not apply to any person other than our general partner, and our general partner may hold or dispose any interest that it acquires or obtains from any affiliate or unrestricted person (as defined in our partnership agreement), and perform activities in connection holding such interest. Affiliates of our general partner, therefore, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Our general partner owns general and limited partner interests in an exploration and production development subsidiary, which currently conducts operations in the mid-continent region of the United States, interests in entities which incubate new master limited partnerships and invest in existing ones, and natural gas development and production assets in the Arkoma Basin. Our general partner and its affiliates may make future investments and acquisitions that may include entities or assets that we would have been interested in acquiring. In addition, members of management of ATLS have substantial experience in the natural gas and oil business.

Therefore, our general partner and its affiliates may compete with us for investment opportunities and ATLS and its affiliates may own an interest in entities that compete with us.

Our partnership agreement provides that:

•

affiliates of our general partner have no obligation to refrain from engaging in the same or similar business activities or lines of business we do, doing business with any of our customers or employing or otherwise engaging any of our officers or employees;

•

neither our general partner nor any of its officers or directors will be liable to us or to our unitholders for breach of any duty, including any fiduciary duty, by reason of any of these activities; and

•

none of our general partner, its affiliates or any of their respective directors or officers is under any duty to present any corporate opportunity to us which may be a corporate opportunity for such person and us, and such person will not be liable to us or our unitholders for breach of any duty, including any fiduciary duty, by reason of the fact that such person pursues or acquires that corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us.

Accordingly, our general partner and its affiliates may acquire, develop or dispose of additional natural gas or oil properties or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. These factors may make it difficult for us to compete with our general partner and its affiliates with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and accordingly cash available for distribution. This also may create actual and potential conflicts of interest between us and our general partner, and its affiliates and result in less than favorable treatment of us.

Certain of the officers and directors of our general partner may have actual or potential conflicts of interest with us.

Our general partner’s officers and directors have duties to manage us in a manner beneficial to us, but they also have duties to manage our general partner’s business in a manner beneficial to it.  Certain of our non-independent directors and officers also have positions with other affiliates of our general partner. Consequently, these directors and officers may encounter situations in which their obligations to our general partner or one or more of its subsidiaries, on the one hand, and us, on the other hand, are in conflict.  Additionally, such directors and officers may own common units of our general partner, options to purchase common units of our general partner or other equity awards, as well as equity of our general partner’s affiliates, which may be significant for some of these persons. Their positions and ownership of such equity and equity awards creates, or may create the appearance of, conflicts of interest when they are faced with decisions that could have different implications for ATLS and/or its affiliates than the decisions have for us.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Natural Gas, Oil and NGL Reserves

The following tables summarize information regarding our estimated proved natural gas, oil and NGL reserves as of December 31, 2014. Proved reserves are the estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties as well as the reserves attributable to our percentage interests in the oil and gas properties owned by Drilling Partnerships in which we own partnership interests. All of the reserves are located in the United States. We base these estimated proved natural gas, oil and NGL reserves and future net revenues of natural gas, oil and NGL reserves upon reports prepared by independent third-party reserve engineers. We have adjusted these estimates to reflect the settlement of asset retirement obligations on gas and oil properties. A summary of the reserve report related to our estimated proved reserves at December 31, 2014 is included as Exhibits 99.2 and 99.3 to this report. In accordance with SEC guidelines, we make the standardized measure estimates of future net cash flows from proved reserves using natural gas, oil and NGL sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. Our estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month prices for each month during the years ended December 31, 2014 and 2013, and are listed below as of the dates indicated:

	December 31,
	2014	2013
Unadjusted Prices(1)
Natural gas (per Mcf)	$4.35	$3.67
Oil (per Bbl)	$94.99	$96.78
Natural gas liquids (per Bbl)	$30.21	$30.10
Average Realized Prices, Before Hedge(1) (2)
Natural gas (per Mcf)	$3.93	$3.25
Oil (per Bbl)	$82.22	$95.88
Natural gas liquids (per Bbl)	$29.39	$29.43

(1)	“Mcf” represents thousand cubic feet; and “Bbl” represents barrels.

(2)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships for years ended December 31, 2014 and 2013. Including the effect of this subordination, the average realized sales price was $3.84 per Mcf before the effects of financial hedging and $2.99 per Mcf before the effects of financial hedging for years ended December 31, 2014 and 2013, respectively.

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

The preparation of our natural gas, oil and NGL reserve estimates was completed in accordance with prescribed internal control procedures by our reserve engineers. Other than for our Rangely assets, for the periods presented, Wright and Company, Inc. was retained to prepare a report of proved reserves. The reserve information includes natural gas, oil and NGL reserves which are all located in the United States. The independent reserves engineer’s evaluation was based on more than 38 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions and government regulations. For our Rangely assets, Cawley, Gillespie, and Associates, Inc. was retained to prepare a report of proved reserves. The independent reserves engineer’s evaluation was based on more than 32 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. Our internal control procedures include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 16 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, with final approval by the Chief Operating Officer and President.

Results of drilling, testing and production subsequent to the date of the estimate may justify revision of these estimates. Future prices received from the sale of natural gas, oil and NGLs may be different from those estimated by our independent third-party engineers in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Due to these factors, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. The estimated standardized measure values may not be representative of the current or future fair market value of our proved natural gas and oil properties. Standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas, oil and NGL prices or for the escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based (see “Item 1A: Risk Factors—Risks Relating to Our Business”).

We evaluate natural gas and oil reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas and oil reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We base the estimates on operating methods and conditions prevailing as of the dates indicated:

	Proved Reserves at December 31,
	2014	2013
Proved reserves:
Natural gas reserves (MMcf)(1):
Proved developed reserves	841,805	727,931
Proved undeveloped reserves(2)	168,566	236,907
Total proved reserves of natural gas	1,010,371	964,838
Oil reserves (MBbl)(1):
Proved developed reserves	30,536	3,459
Proved undeveloped reserves(2)	17,480	11,530
Total proved reserves of oil	48,016	14,989
NGL reserves (MBbl):
Proved developed reserves	12,005	7,676
Proved undeveloped reserves(2)	9,752	11,281
Total proved reserves of NGL	21,757	18,957
Total proved reserves (MMcfe)(1)	1,429,015	1,168,514
Standardized measure of discounted future cash flows (in thousands)(3)	$1,885,208	$1,039,192

(1)

“MMcf” represents million cubic feet; “MMcfe” represents million cubic feet equivalents; and “MBbl” represents thousand barrels. Oil and NGLs are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to 6 Mcf of natural gas. Mcf is defined as one thousand cubic feet.

(2)

Our ownership in these reserves is subject to reduction as we generally make capital contributions, which includes leasehold acreage associated with our proved undeveloped reserves, to our Drilling Partnerships in exchange for an equity interest in these partnerships, which is approximately 30%, which effectively will reduce our ownership interest in these reserves from 100% to our respective ownership interest as we make these contributions.

(3)

Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to commodity derivative contracts. Because we are a limited partnership, no provision for federal or state income taxes has been included in the December 31, 2014 and 2013 calculations of standardized measure, which is, therefore, the same as the PV-10 value. Standardized measure for the years ended December 31, 2014 and 2013 includes approximately ($36.7) million and $2.0 million related to the present value of future cash flows plugging and abandonment of wells, including the estimated salvage value. These amounts were not included in the summary reserve report that appear in Exhibits 99.2 and 99.3 in this report.

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

Proved Undeveloped Reserves (“PUDS”)

PUD Locations. As of December 31, 2014, we had 426 PUD locations totaling approximately 331.9 net Bcfe’s of natural gas, oil and NGLs. These PUDS are based on the definition of PUD’s in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Historically, the primary focus of our drilling operations has been in the Appalachian Basin. Subsequent to our acquisitions in the Barnett Shale and Marble Falls play, the Mississippi Lime play, the Raton Basin, Black Warrior Basin and the County Line area of Wyoming during the years ended December 31, 2013 and 2012, we will continue to integrate these areas and increase our proved reserves through organic leasing as well as drilling on our existing undeveloped acreage.

Our organic growth will focus on expanding our acreage position in our target areas, including our operations in the Marcellus Shale, Utica Shale, Barnett Shale, Marble Falls play, the Mississippi Lime play, the Raton Basin, the Black Warrior Basin and the County Line area of Wyoming. Through our previous drilling in these regions, as well as our geologic analyses of these areas, we are expecting these expansion locations to have a significant impact on our proved reserves.

Changes in PUDs. Changes in PUDS that occurred during the year ended December 31, 2014 were due to the following:

•	addition of approximately 50.5 Bcfe due to our drilling activity in the Marcellus Shale, Utica Shale, Mississippi Lime and Marble Falls play;

•	addition of approximately 29.2 Bcfe due to our acquisition of acreage in the Raton and Black Warrior Basins;

•	addition of approximately 31.8 Bcfe due to our acquisition of acreage in the Eagle Ford Shale; partially offset by

•	negative revisions of approximately 147.2 Bcfe in PUDs primarily due to the reduction of our five year drilling plans in the Barnett Shale and pricing scenario revisions.

Development Costs. Costs incurred related to the development of PUDs were approximately $164.8 million, $103.3 million, and $79.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014, 2013, and 2012, approximately 41.2 Bcfe, 58.4 Bcfe, and 30.6 Bcfe of our reserves, respectively, were converted from PUDs to proved developed reserves. Of the 30.6 Bcfe of our reserves converted from PUDs to proved developed reserves during the year ended December 31, 2012, 29.8 Bcfe is related to PUDs acquired and developed during the year. See “Item 1: Business - Overview” for further information. As of December 31, 2014, there were no PUDs that had remained undeveloped for five years or more.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we have a working interest as of December 31, 2014. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest, directly or through our ownership interests in Drilling Partnerships and net wells are the sum of our fractional working interests in gross wells, based on the percentage interest we own in the Drilling Partnership that owns the well:

	Number of Productive Wells(1)(2)
	Gross	Net
Appalachia:
Gas wells	7,634	3,751
Oil wells	493	354
Total	8,127	4,105
Coal-bed Methane(3):
Gas wells	3,440	2,584
Oil wells	—	—
Total	3,440	2,584
Barnett/Marble Falls:
Gas wells	565	469
Oil wells	150	99
Total	715	568
Mississippi Lime/Hunton:
Gas wells	99	61
Oil wells	—	—
Total	99	61
Rangely/Eagle Ford:
Gas wells	—	—
Oil wells	424	123
Total	424	123
Other operating areas(4):
Gas wells	763	237
Oil wells	2	1
Total	765	238
Total:
Gas wells	12,501	7,102
Oil wells	1,069	577
Total	13,570	7,679

(1)

Includes our proportionate interest in wells owned by 67 Drilling Partnerships for which we serve as managing general partner and various joint ventures. This does not include royalty or overriding interests in 646 wells.

(2)

There were no exploratory wells drilled during the years ended December 31, 2014, 2013, and 2012; there were no gross or net dry wells within our operating areas during the year ended December 31, 2014 and 2013. During the year ended December 31, 2012, there were 8 gross (3 net) dry wells drilled in the Niobrara Shale.

(3)

Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the County Line area of Wyoming, and the Central Appalachian Basin in Virginia and West Virginia.

(4)	Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2014. The information in this table includes our proportionate interest in acreage owned by Drilling Partnerships.

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
West Virginia	387,478	157,699	3,946	2,047
Pennsylvania	154,445	74,819	2,358	2,327
New Mexico	126,246	126,246	447,713	447,713
Ohio(5)	109,736	101,345	100,431	98,154
Texas	83,384	72,085	65,572	53,224
Alabama	56,200	55,218	40,488	37,104
Colorado	39,778	31,663	20,924	20,924
Indiana	32,388	24,781	61,949	54,648
Wyoming	29,737	5,677	830	156
Oklahoma	22,253	18,266	13,170	11,060
Tennessee	20,119	8,409	45,108	44,908
New York	13,254	12,122	20,957	18,936
Virginia	6,489	6,040	—	—
Other	1,290	207	3,014	2,829
Total	1,082,797	694,577	826,460	794,030

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)

Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

(3)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(4)	Net acres is the sum of the fractional working interests owned in gross acres. For example, a 50% working interest in an acre is one gross acre but is 0.5 net acres.
(5)	Includes Utica Shale natural gas and oil rights on approximately 10,608 net acres under new leases taken in Ohio that remain undeveloped.

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. There are no concessions for undeveloped acreage as of December 31, 2014. As of December 31, 2014, leases covering approximately 40,103 of our 794,030 net undeveloped acres, or 5.1%, are scheduled to expire on or before December 31, 2015. An additional 0.7% and 1.6% are scheduled to expire in each of the years 2016 and 2017, respectively.

We believe that we hold good and indefeasible title related to our producing properties, in accordance with standards generally accepted in the industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We or our predecessors have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

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

Our common units are listed on the New York Stock Exchange (“NYSE”) and are traded under the ticker symbol “ARP”. At the close of business on February 25, 2015, the closing price of our common limited partner units was $10.04, and there were 183 holders of record of our common limited partner units. The following table sets forth the high and low sales price per unit of our common limited partner units as reported by the NYSE and the cash distributions declared by quarter per unit on our common limited partner units for the years ended December 31, 2014 and 2013:

			Cash Distribution per Common Limited Partner
	High	Low	Declared(1)
Year ended December 31, 2014:
Fourth quarter	$19.60	$8.42	$0.5898
Third quarter	$20.94	$18.74	$0.5898
Second quarter	$21.45	$19.00	$0.5832
First quarter	$23.18	$20.19	$0.5799
Year ended December 31, 2013:
Fourth quarter	$21.65	$18.78	$0.5800
Third quarter	$22.77	$18.30	$0.5600
Second quarter	$25.71	$20.68	$0.5400
First quarter	$25.10	$21.82	$0.5100

(1)

The determination of the amount of future cash distributions declared, if any, is at the sole discretion of our General Partner’s board of directors and will depend on various factors affecting our financial conditions and other matters the board of directors deems relevant.

In January 2014, our board of directors approved the modification of our cash distribution payment practice to a monthly cash distribution program whereby we would distribute all of our available cash (as defined in the partnership agreement) for that month to our common and preferred unitholders and general partner within 45 days from the month end. Prior to that, we paid quarterly cash distributions within 45 days from the end of each calendar quarter. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Distribution Policy”.

For information concerning common units authorized for issuance under our long-term incentive plan, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Equity Compensation Plan Information”.

ITEM 6:	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data for us and our predecessor, Atlas Energy E&P Operations, as of and for the periods indicated. Atlas Energy E&P Operations consists of the subsidiaries of Atlas Energy that held its natural gas and oil development and production assets and liabilities and its partnership management business, substantially all of which Atlas Energy, L.P. (“Atlas Energy”) transferred to us on March 5, 2012. The consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements included in “Item 8: Financial Statements and Supplementary Data”. The consolidated balance sheet data for the year ended December 31, 2012 has been derived from our audited consolidated financial statements that are not included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from Atlas Energy E&P Operations’ audited consolidated financial statements that are not included in this Form 10-K.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data)
Statement of operations data:
Revenues:
Gas and oil production	$453,957	$266,783	$92,901	$66,979	$93,050
Well construction and completion	173,564	167,883	131,496	135,283	206,802
Gathering and processing	14,107	15,676	16,267	17,746	14,087
Administration and oversight	15,564	12,277	11,810	7,741	9,716
Well services	24,959	19,492	20,041	19,803	20,994
Other, net	3,409	(14,456)	(4,886)	(30)	—
Total revenues	685,560	467,655	267,629	247,522	344,649
Costs and expenses:
Gas and oil production	176,194	97,237	26,624	17,100	23,323
Well construction and completion	150,925	145,985	114,079	115,630	175,247
Gathering and processing	15,525	18,012	19,491	20,842	20,221
Well services	10,007	9,515	9,280	8,738	10,822
General and administrative	72,349	78,063	69,123	27,536	11,381
Chevron transaction expense	—	—	7,670	—	—
Depreciation, depletion and amortization	233,731	136,763	52,582	30,869	40,758
Asset impairment	573,774	38,014	9,507	6,995	50,669
Total costs and expenses	1,232,505	523,589	308,356	227,710	332,421
Operating income (loss)	(546,945)	(55,934)	(40,727)	19,812	12,228
Interest expense	(62,144)	(34,324)	(4,195)	—	—
Gain (loss) on asset sales and disposal	(1,869)	(987)	(6,980)	87	(2,947)
Net income (loss)	(610,958)	(91,245)	(51,902)	19,899	9,281
Preferred limited partner dividends	(19,267)	(11,992)	(3,063)	—	—
Net income (loss) attributable to owner’s interest, common limited partners and the general partner	$(630,225)	$(103,237)	$(54,965)	$19,899	$9,281
Balance sheet data (at period end):
Property, plant and equipment, net	$2,208,171	$2,120,818	$1,302,228	$520,883	$508,484
Total assets	2,727,575	2,343,800	1,498,952	702,366	649,232
Total debt, including current portion	1,394,460	942,334	351,425	—	—
Total equity	885,496	1,067,291	862,006	457,175	381,882
Cash flow data:
Net cash provided by operating activities	$190,423	$122,900	$16,486	$71,437	$60,586
Net cash used in investing activities	(896,394)	(984,554)	(644,278)	(47,509)	(92,423)
Net cash provided by financing activities	719,390	840,294	596,272	30,780	31,837
Capital Expenditures	(212,634)	(263,537)	(127,226)	(47,324)	(93,608)
Operating data(1)
Net production:
Natural gas (Mcfd)	226,526	158,886	69,408	31,403	35,855
Oil (Bpd)	3,436	1,329	330	307	373
Natural gas liquids (Bpd)	3,802	3,473	974	444	499
Total (Mcfed)	269,958	187,701	77,232	35,912	41,090

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data)
Average sales price:
Natural gas (per Mcf)(2):
Realized price, after hedge(2)	$3.76	$3.47	$3.29	$4.98	$7.08
Realized price, before hedge(2)	$3.93	$3.25	$2.60	$4.53	$4.60
Oil (per Bbl):
Realized price, after hedge	$87.76	$91.01	$94.02	$89.70	$77.31
Realized price, before hedge	$82.22	$95.88	$91.32	$89.07	$71.37
Natural gas liquids (per Bbl):
Realized price, after hedge	$29.59	$28.71	$31.97	$48.26	$37.78
Realized price, before hedge	$29.39	$29.43	$31.97	$48.26	$37.78
Production costs (per Mcfe):
Lease operating expenses(3):	$1.29	$1.09	$0.82	$1.09	$1.27
Production taxes	0.27	0.18	0.12	0.10	0.04
Transportation and compression	0.25	0.24	0.24	0.43	0.65
Total	$1.81	$1.50	$1.19	$1.61	$1.96

(1)

“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day.

(2)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships. Including the effect of this subordination, the average realized gas sales price was $3.66 per Mcf ($3.84 per Mcf before the effects of financial hedging), $3.21 per Mcf ($2.99 per Mcf before the effects of financial hedging), $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging), $4.28 per Mcf ($3.83 per Mcf before the effects of financial hedging), and $5.78 per Mcf ($3.30 per Mcf before the effects of financial hedging) for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our Drilling Partnerships. Including the effects of these costs, total lease operating expenses per Mcfe were $1.27 per Mcfe ($1.79 per Mcfe for total production costs), $1.01 per Mcfe ($1.42 per Mcfe for total production costs), $0.58 per Mcfe ($0.94 per Mcfe for total production costs), $0.77 per Mcfe ($1.33 per Mcfe for total production costs), and $0.86 per Mcfe ($1.56 per Mcfe for total production costs) for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

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

Unless the context otherwise requires, references below to “Atlas Resource Partners, L.P.,” “Atlas Resource Partners,” “the Partnership,” “we,” “us,” “our” and “our company”, when used for periods prior to March 5, 2012, refer to the subsidiaries and operations that Atlas Energy, L.P. contributed to Atlas Resource Partners in connection with the separation and, when used for periods after that date, refer to Atlas Resource Partners, L.P. and its consolidated subsidiaries. References below to “Atlas Energy” or “ATLS” refer to Atlas Energy, L.P. and its consolidated subsidiaries for all periods through February 27, 2015 and Atlas Energy Group, LLC for all periods thereafter, unless the context otherwise requires (see “Subsequent Events”).

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

At December 31, 2014, our general partner, Atlas Energy Group, LLC (“Atlas Energy Group”), a wholly owned subsidiary of Atlas Energy, L.P. (“Atlas Energy”), a publicly traded master-limited partnership (NYSE: ATLS), manages our operations and activities through its ownership of our general partner interest (collectively, “ATLS”). At December 31, 2014, ATLS owned 100% of our general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls us, and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in us.

We were formed in October 2011 to own and operate substantially all of ATLS’s exploration and production assets (“Atlas Energy E&P Operations”), which were transferred to us on March 5, 2012. In February 2012, the board of directors of ATLS’s general partner approved the distribution of approximately 5.24 million of our common units which were distributed on March 13, 2012 to ATLS’s unitholders using a ratio of 0.1021 of our limited partner units for each of ATLS’s common units owned on the record date of February 28, 2012.

SUBSEQUENT EVENTS

Atlas Energy Merger. On February 27, 2015, Atlas Energy was acquired by Targa Resources Corp. (NYSE: TRGP) ("TRC") through the merger of a subsidiary of TRC with and into Atlas Energy (the "Atlas Energy Merger").  Immediately prior to the closing of the Atlas Energy Merger, Atlas Energy transferred its assets and liabilities, other than those related to its midstream segment, to Atlas Energy Group and distributed, to the Atlas Energy unitholders of record as of February 25, 2015, approximately 26.0 million common units representing limited liability company interests in Atlas Energy Group. On March 2, 2015, Atlas Energy Group began trading on the NYSE under the symbol "ATLS".

At December 31, 2014, ATLS owned 100% of our general partner Class A units, all of the incentive distribution rights, and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in us.

Credit Facility Amendment. On February 23, 2015, we entered into a Sixth Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated July 31, 2013.  Among other things, the Sixth Amendment:

•	reduces the borrowing base under the Credit Agreement from $900.0 million to $750.0 million;

•	permits the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	if the borrowing base utilization (as defined in the Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revises the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarters ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

The Amendment was approved by the lenders and was effective on February 23, 2015.

Second Lien Term Loan Facility.  On February 23, 2015, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Wilmington Trust, National Association, as administrative agent, and the lenders party thereto. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “Term Loan Facility”).  The Term Loan Facility matures on February 23, 2020.

We have the option to prepay the Term Loan Facility at any time, and are required to offer to prepay the Term Loan Facility with 100% of the net cash proceeds from the issuance or incurrence of any debt and 100% of the excess net cash proceeds from certain asset sales and condemnation recoveries. We are also required to offer to prepay the Term Loan Facility upon the occurrence of a change of control. All prepayments are subject to the following premiums, plus accrued and unpaid interest:

•

the make-whole premium (plus an additional amount if such prepayment is optional and funded with proceeds from the issuance of equity) for prepayments made during the first 12 months after the closing date;

•	4.5% of the principal amount prepaid for prepayments made between 12 months and 24 months after the closing date;

•	2.25% of the principal amount prepaid for prepayments made between 24 months and 36 months after the closing date; and

•	no premium for prepayments made following 36 months after the closing date.

Our obligations under the Term Loan Facility are secured on a second priority basis by security interests in all of our assets and those of our restricted subsidiaries (the “Loan Parties”) that guarantee our existing first lien revolving credit facility. In addition, the obligations under the Term Loan Facility are guaranteed by our material restricted subsidiaries.  Borrowings under the Term Loan Facility bear interest, at our option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans.

The Second Lien Credit Agreement contains customary covenants that limit our ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in our existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables.

Under the Second Lien Credit Agreement, we may elect to add one or more incremental term loan tranches to the Term Loan Facility so long as the aggregate outstanding principal amount of the Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to.  Any such incremental term loans may not mature on a date earlier than February 23, 2020.

Cash Distributions. On February 23, 2015, we declared a cash distribution of $0.1083 per common unit for the month of January 2015. The $9.9 million distribution, including $0.2 million and $0.4 million to the general partner and preferred limited partners, respectively, will be paid on March 17, 2015 to holders of record as of March 10, 2015.

On January 28, 2015, we declared a cash distribution of $0.1966 per common unit for the month of December 2014. The $18.9 million distribution, including $1.4 million and $0.7 million to the general partner and preferred limited partners, respectively, was paid on February 13, 2015 to holders of record as of February 9, 2015.

RECENT DEVELOPMENTS

Eagle Ford Shale Asset Acquisition. On November 5, 2014, we and ATLS’s Development Subsidiary completed an acquisition of oil and natural gas liquid assets in the Eagle Ford Shale in Atascosa County, Texas. The purchase price was $339.2 million, of which $179.5 million was paid at closing by us and $19.7 million was paid by the Development Subsidiary, and approximately $140.0 million will be paid over the four quarters following closing. We will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015. The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing. We may pay up to $20.0 million of our deferred portion of the purchase price with the issuance of our Class D Redeemable Perpetual Cumulative Preferred Units (“Class D Preferred Units”). The acquisition has an effective date of July 1, 2014.

Issuance of Senior Notes. In connection with the Eagle Ford Acquisition, in October 2014, we issued an additional $75.0 million of our 9.25% Senior Notes due 2021 (“9.25% Senior Notes”) in a private transaction under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) at an offering price of 100.5%. In connection with the issuance, we also entered into a registration rights agreement. Under the registration rights agreement, we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated no later than 270 days after the issuance of the 9.25% Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, we agreed to file a shelf registration statement with respect to the issuance. If we fail to comply with our obligations to register the notes within the specified time periods, we will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration is declared effective, as applicable.

Issuance of Preferred Units. Also in connection with the Eagle Ford Acquisition, in October 2014 we issued 3,200,000 8.625% Class D Preferred Units at a public offering price of $25.00 per Class D preferred unit. On January 15, 2015, we paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015. We will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

Equity Distribution Program. On August 29, 2014, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, we may sell from time to time through the Agents common units representing limited partner interests of us having an aggregate offering price of up to $100.0 million.  Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, we may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent (see “Issuances of Units”). As of December 31, 2014, no units have been sold under this program.

Rangely Acquisition. On June 30, 2014, we completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado for approximately $409.4 million in cash, net of purchase price adjustments. The purchase price was funded through borrowings under our revolving credit facility, the issuance of an additional $100.0 million of our 7.75% Senior Notes due 2021 (“7.75% Senior Notes”) and the issuance of 15,525,000 common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit. The Rangely Acquisition had an effective date of April 1, 2014.

GeoMet Acquisition. On May 12, 2014, we completed the acquisition of certain assets from GeoMet, Inc. for approximately $97.9 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

Issuance of Common Units. In March 2014, we issued 6,325,000 of our common limited partner units (including 825,000 units pursuant to an over-allotment option) in a public offering at a price of $21.18 per unit.

Cash Distribution Practice. In January 2014, our board of directors approved the modification of our cash distribution payment practice to a monthly cash distribution program whereby a monthly cash distribution is paid within 45 days from the month end.

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our gas. The sales price of natural gas produced is a function of the market in the area and typically linked to a regional index. The pricing indices for the majority of our production areas are as follows:

•	Appalachian Basin - Dominion South Point, Tennessee Gas Pipeline Zone 4 (200 Leg), Transco Leidy Line, Columbia Appalachia, NYMEX and Transco Zone 5;
•	Mississippi Lime - Southern Star;
•	Barnett Shale and Marble Falls- primarily Waha;
•	Raton - ANR, Panhandle, and NGPL;
•	Black Warrior Basin - Southern Natural;
•	Eagle Ford – Transco Zone 1; and
•	Other regions - primarily the Texas Gas Zone SL spot market (New Albany Shale) and the Cheyenne Hub spot market (Niobrara).

We attempt to sell the majority of our natural gas at monthly, fixed index prices and a smaller portion at index daily prices.

We hold firm transportation obligations on Colorado Interstate Gas for the benefit of production from the Raton Basin in the New Mexico/Colorado Area. The total of firm transportation held is approximately 82,500 dth/d at a weighted average rate of $0.2575/MMBtu under contracts expiring in 2016. We also hold firm transportation obligations on East Tennessee Natural Gas, Columbia Gas Transmission and Equitrans for the benefit of production from the central Appalachian Basin. The total of firm transportation held is approximately 25,000 dth/d, 15,500 dth/d and 2,300 dth/d, respectively, under contracts expiring between the years 2015 and 2022.

Crude Oil. Crude oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking/pipeline charges. The oil and natural gas liquids production of our Rangely assets flows into a common carrier pipeline and is sold at prevailing market prices, less applicable transportation and oil quality differentials. We do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

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

For the year ended December 31, 2014, Tenaska Marketing Ventures, Chevron, Enterprise, and Interconn Resources LLC accounted for approximately 25%, 15%, 14% and 13% of our total natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period.

Drilling Partnerships. Certain energy activities are conducted by us through, and a portion of our revenues are attributable to, sponsorship of the Drilling Partnerships. Drilling Partnership investor capital raised by us is deployed to drill and complete wells included within the partnership. As we deploy Drilling Partnership investor capital, we recognize certain management fees we are entitled to receive, including well construction and completion revenue and a portion of administration and oversight revenue. At each period end, if we have Drilling Partnership investor capital that has not yet been deployed, we will recognize a current liability titled “Liabilities Associated with Drilling Contracts” on our consolidated balance sheets. After the Drilling Partnership well is completed and turned in line, we are entitled to receive additional operating and management fees, which are included within well services and administration and oversight revenue, respectively, on a monthly basis while the well is operating. In addition to the management fees we are entitled to receive for services provided, we are also entitled to our pro-rata share of Drilling Partnership gas and oil production revenue, which generally approximates 30%.

As managing general partner of our Drilling Partnerships, we recognize our Drilling Partnership management fees in the following manner:

•

Well construction and completion. For each well that is drilled by a Drilling Partnership, we receive a 15% mark-up on those costs incurred to drill and complete the wells included within the partnership. Such fees are earned, in accordance with the partnership agreement, and recognized as the services are performed, typically between 60 and 270 days, using the percentage of completion method;

•

Administration and oversight. For each well drilled by a Drilling Partnership, we receive a fixed fee between $100,000 and $500,000, depending on the type of well drilled, which is earned in accordance with the partnership agreement and recognized at the initiation of the well. Additionally, the Drilling Partnership pays us a monthly per well administrative fee of $75 for the life of the well. The well administrative fee is earned on a monthly basis as the services are performed;

•

Well services. Each Drilling Partnership pays us a monthly per well operating fee, currently $1,000 to $2,000, depending on the type of well, for the life of the well. Such fees are earned on a monthly basis as the services are performed; and

Gathering and processing revenue includes gathering fees we charge to the Drilling Partnership wells for our processing plants in the New Albany and the Chattanooga Shales. Generally, we charge a gathering fee to the Drilling Partnership wells equivalent to the fees we remit. In Appalachia, a majority of our Drilling Partnership wells are subject to a gathering agreement, whereby we remit a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, we charge our Drilling Partnership wells a 13% gathering fee. As a result, some of our gathering expenses within our partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

While our historical structure has varied, we have generally agreed to subordinate a portion of our share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically from 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. We periodically compare the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, we recognize subordination as an estimated reduction of our pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which we have recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, we will recognize an estimated increase in our portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines during the fourth quarter of 2014 and early 2015, particularly in December 2014 and January 2015. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

Our future gas and oil reserves, production, cash flow, our ability to make payments on our debt and our ability to make distributions to our unitholders, including ATLS, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, we have focused our natural gas, crude oil and NGL production operations in various plays throughout the United States. We had certain agreements which restricted our ability to drill additional wells in certain areas of Pennsylvania, New York and West Virginia, including portions of the Marcellus Shale, which expired on February 17, 2014. Through December 31, 2014, we have established production positions in the following operating areas:

•

the Appalachia Basin, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•

coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming, where we established a position following our acquisition of certain assets from EP Energy during 2013, which is also referred to as the “EP Energy Acquisition”, as well as the Central Appalachia Basin in West Virginia and Virginia, where we established a position following our acquisition of assets from GeoMet Inc. in May 2014, which is also referred to as the “GeoMet Acquisition” (see “Recent Developments”);

•

the Barnett Shale and Marble Falls play, both in the Fort Worth Basin in northern Texas. The Barnett Shale contains mostly dry gas and the Marble Falls play contains liquids rich gas and oil. We established our position following our acquisitions of assets from Carrizo Oil & Gas, Inc., Titan Operating, LLC and DTE Energy Company during 2012. We refer to these acquisitions as the “Carrizo”, “Titan” and “DTE” acquisitions;

•

the Rangely field in northwest Colorado, a mature tertiary CO2 flood with low-decline oil production, where we have a 25% non-operated net working interest position following our acquisition on June 30, 2014, which is referred to as the “Rangely Acquisition” (see “Recent Developments”);

•	the Eagle Ford Shale in south Texas, in which we and ATLS’s Development Subsidiary acquired acreage and producing wells in November 2014;
•	the Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area, in which we established a position following our acquisition from Equal in 2012; and
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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and for our interest, during the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Gross wells drilled:
Appalachia
Marcellus Shale	—	—	10
Utica	4	3	5
Ohio	—	—	7
Barnett/Marble Falls	97	75	21
Eagle Ford	2	—	—
Mississippi Lime	26	25	11
Niobrara	—	—	51
Total	129	103	105
Net wells drilled(1):
Appalachia
Marcellus Shale	—	—	3
Utica	1	1	1
Ohio	—	—	2
Barnett/Marble Falls	51	55	18
Eagle Ford	1	—	—
Mississippi Lime	14	10	3
Niobrara	—	—	15
Total	67	66	42
Gross wells turned in line:
Appalachia
Marcellus Shale	—	9	31
Utica	3	5	—
Ohio	—	—	10
Barnett/Marble Falls	94	82	7
Mississippi Lime	22	21	3
Chattanooga	—	—	5
Niobrara	—	—	98
Total	119	117	154

	Years Ended December 31,
	2014	2013	2012
Net wells turned in line:
Appalachia
Marcellus Shale	—	3	9
Utica	1	2	—
Ohio	—	—	3
Barnett/Marble Falls	53	65	6
Mississippi Lime	10	10	1
Chattanooga	—	—	1
Niobrara	—	—	23
Total	64	80	43

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage ownership in our Drilling Partnerships.

Production Volumes. The following table presents our total net natural gas, crude oil, and NGL production volumes and production per day for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Production:(1)(2)(3)
Appalachia:
Natural gas (MMcf)	13,928	13,397	12,403
Oil (000’s Bbls)	139	121	102
Natural gas liquids (000’s Bbls)	15	8	4
Total (MMcfe)	14,852	14,171	13,036
Coal-bed Methane:
Natural gas (MMcf)	44,080	17,465	—
Oil (000’s Bbls)	—	—	—
Natural gas liquids (000’s Bbls)	—	—	—
Total (MMcfe)	44,080	17,465	—
Barnett/Marble Falls:
Natural gas (MMcf)	20,937	23,744	10,561
Oil (000’s Bbls)	389	295	10
Natural gas liquids (000’s Bbls)	985	1,004	173
Total (MMcfe)	29,180	31,539	11,661
Rangely/Eagle Ford: (4)
Natural gas (MMcf)	64	—	—
Oil (000’s Bbls)	561	—	—
Natural gas liquids (000’s Bbls)	63	—	—
Total (MMcfe)	3,810	—	—
Mississippi Lime/Hunton:
Natural gas (MMcf)	2,486	1,779	510
Oil (000’s Bbls)	156	63	3
Natural gas liquids (000’s Bbls)	205	118	30
Total (MMcfe)	4,648	2,859	705
Other operating areas:
Natural gas (MMcf)	1,187	1,609	1,929
Oil (000’s Bbls)	9	7	6
Natural gas liquids (000’s Bbls)	121	138	150
Total (MMcfe)	1,965	2,477	2,865
Total production:
Natural gas (MMcf)	82,682	57,993	25,403
Oil (000’s Bbls)	1,254	485	121
Natural gas liquids (000’s Bbls)	1,388	1,268	357
Total (MMcfe)	98,535	68,511	28,267
Production per day:(1)(2)(3)
Appalachia:
Natural gas (Mcfd)	38,160	36,705	33,889
Oil (Bpd)	381	332	278
Natural gas liquids (Bpd)	41	22	10
Total (Mcfed)	40,689	38,825	35,618
Coal-bed Methane:
Natural gas (Mcfd)	120,768	47,848	—
Oil (Bpd)	—	—	—
Natural gas liquids (Bpd)	—	—	—
Total (Mcfed)	120,768	47,848	—
Barnett/Marble Falls:
Natural gas (Mcfd)	57,361	65,053	28,855
Oil (Bpd)	1,066	808	28
Natural gas liquids (Bpd)	2,698	2,751	473
Total (Mcfed)	79,946	86,409	31,861

	Years Ended December 31,
	2014	2013	2012
Rangely/Eagle Ford: (4)
Natural gas (Mcfd)	175	—	—
Oil (Bpd)	1,538	—	—
Natural gas liquids (Bpd)	173	—	—
Total (Mcfed)	10,438	—	—
Mississippi Lime/Hunton:
Natural gas (Mcfd)	6,810	4,873	1,392
Oil (Bpd)	427	171	8
Natural gas liquids (Bpd)	561	322	81
Total (Mcfed)	12,734	7,834	1,926
Other operating areas:
Natural gas (Mcfd)	3,253	4,408	5,271
Oil (Bpd)	25	18	16
Natural gas liquids (Bpd)	330	378	410
Total (Mcfed)	5,384	6,786	7,827
Total production per day:
Natural gas (Mcfd)	226,526	158,886	69,408
Oil (Bpd)	3,436	1,329	330
Natural gas liquids (Bpd)	3,802	3,473	974
Total (Mcfed)	269,958	187,701	77,232

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

(3)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia; Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, and the County Line area of Wyoming; Rangely/Eagle Ford includes our 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and our production located in southern Texas; Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

(4)

Rangely includes production from July 1, 2014, the date of the acquisition, through December 31, 2014; Eagle Ford includes production from November 5, 2014, the date of the acquisition, through December 31, 2014.  Production per day represents production based on the full 365-day year ended December 31, 2014.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for the years ended December 31, 2014, 2013, and 2012, along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Years Ended December 31,
	2014	2013	2012
Production revenues (in thousands):(1)
Appalachia:
Natural gas revenue	$40,030	$36,375	$35,193
Oil revenue	11,785	10,564	9,678
Natural gas liquids revenue	599	223	223
Total revenues	$52,414	$47,162	$45,094
Coal-bed Methane:
Natural gas revenue	$181,737	$66,055	$—
Oil revenue	—	—	—
Natural gas liquids revenue	—	—	—
Total revenues	$181,737	$66,055	$—
Barnett/Marble Falls:
Natural gas revenue	$65,562	$70,167	$25,545
Oil revenue	35,772	26,578	887
Natural gas liquids revenue	26,344	26,929	4,959
Total revenues	$127,678	$123,674	$31,391
Rangely/Eagle Ford:
Natural gas revenue	$183	$—	$—
Oil revenue	47,597	—	—
Natural gas liquids revenue	3,254	—	—
Total revenues	$51,034	$—	$—
Mississippi Lime/Hunton:
Natural gas revenue	$10,134	$7,010	$1,840
Oil revenue	14,044	6,452	241
Natural gas liquids revenue	7,459	5,175	1,140
Total revenues	$31,637	$18,637	$3,221
Other operating areas:
Natural gas revenue	$5,180	$6,622	$7,573
Oil revenue	872	566	545
Natural gas liquids revenue	3,405	4,067	5,077
Total revenues	$9,457	$11,255	$13,195
Total production revenues:
Natural gas revenue	$302,826	$186,229	$70,151
Oil revenue	110,070	44,160	11,351
Natural gas liquids revenue	41,061	36,394	11,399
Total revenues	$453,957	$266,783	$92,901
Average sales price:
Natural gas (per Mcf):(2)
Total realized price, after hedge(3)	$3.76	$3.47	$3.29
Total realized price, before hedge(3)	$3.93	$3.25	$2.60
Oil (per Bbl):(2)
Total realized price, after hedge	$87.76	$91.01	$94.02
Total realized price, before hedge	$82.22	$95.88	$91.32
Natural gas liquids (per Bbl):(2)
Total realized price, after hedge	$29.59	$28.71	$31.97
Total realized price, before hedge	$29.39	$29.43	$31.97

	Years Ended December 31,
	2014	2013	2012
Production costs (per Mcfe):(1) (2)
Appalachia:
Lease operating expenses(4)	$1.12	$1.08	$1.02
Production taxes	0.06	0.07	0.08
Transportation and compression	0.45	0.47	0.38
	$1.64	$1.62	$1.48
Coal-bed Methane:
Lease operating expenses	$1.07	$0.90	$—
Production taxes	0.34	0.23	—
Transportation and compression	0.32	0.34	—
	$1.73	$1.48	$—
Barnett/Marble Falls:
Lease operating expenses	$1.41	$1.18	$0.61
Production taxes	0.26	0.19	0.18
Transportation and compression	0.06	0.09	0.12
	$1.73	$1.46	$0.90
Rangely/Eagle Ford:
Lease operating expenses	$3.63	$—	$—
Production taxes	0.64	—	—
Transportation and compression	0.01	—	—
	$4.28	$—	$—
Mississippi Lime/Hunton:
Lease operating expenses	$1.46	$1.47	$1.38
Production taxes	0.14	0.20	0.29
Transportation and compression	0.27	0.15	—
	$1.87	$1.83	$1.67
Other operating areas:
Lease operating expenses	$0.82	$0.76	$0.63
Production taxes	0.23	0.11	0.06
Transportation and compression	0.21	0.19	0.17
	$1.26	$1.05	$0.86
Total production costs:
Lease operating expenses(4)	$1.29	$1.09	$0.82
Production taxes	0.27	0.18	0.12
Transportation and compression	0.25	0.24	0.24
	$1.81	$1.50	$1.19

(1)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia (excluding the Cedar Bluff area); Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, and the County Line area of Wyoming; Rangely/Eagle Ford includes our 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and our production located in southern Texas; Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships for the years ended December 31, 2014, 2013, and 2012. Including the effect of this subordination, the average realized gas sales price was $3.66 per Mcf ($3.84 per Mcf before the effects of financial hedging), $3.21 per Mcf ($2.99 per Mcf before the effects of financial hedging), and $2.76 per Mcf ($2.08 per Mcf before the effects of financial hedging) for the years ended December 31, 2014, 2013, and 2012, respectively.

(4)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our Drilling Partnerships for the years ended December 31, 2014, 2013, and 2012. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.96 per Mcfe ($1.47 per Mcfe for total production costs), $0.69 per Mcfe ($1.23 per Mcfe for total production costs), and $0.48 per Mcfe ($0.94 per Mcfe for total production costs) for the years ended December 31, 2014, 2013, and 2012, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.27 per Mcfe ($1.79 per Mcfe for total production costs), $1.01 per Mcfe ($1.42 per Mcfe for total production costs), and $0.58 per Mcfe ($0.94 per Mcfe for total production costs) for the years ended December 31, 2014, 2013, and 2012, respectively.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Total production revenues were $454.0 million for the year ended December 31, 2014, an increase of $187.2 million from $266.8 million for the year ended December 31, 2013. This increase principally consisted of a $115.7 million increase attributable to the coal-bed methane assets, a $51.0 million increase attributable to the newly acquired Rangely/Eagle Ford assets, a $13.0 million increase attributable to the Mississippi Lime/Hunton assets, a $5.3 million increase attributable to the Appalachia assets due primarily to the Marcellus and Utica Shale wells drilled, and a $4.0 million increase attributable to the Barnett Shale/Marble Falls operations.

Total production costs were $176.2 million for the year ended December 31, 2014, an increase of $79.0 million from $97.2 million for the year ended December 31, 2013. This increase primarily consisted of a $50.5 million increase attributable to production costs associated with the newly acquired coal-bed methane assets, a $16.3 million increase attributable to the newly acquired Rangely/Eagle Ford assets, a $4.4 million increase attributable to the Barnett Shale/Marble Falls assets, a $3.4 million increase attributable to the Mississippi Lime/Hunton assets, a $3.1 million decrease in the credit received against lease operating expenses pertaining to the subordination of our revenue within our Drilling Partnerships, and a $1.3 million increase attributable to Appalachia operations. Total production costs per Mcfe increased to $1.81 per Mcfe for the year ended December 31, 2014 from $1.50 per Mcfe for the comparable prior year period primarily as a result of the increases in our oil and natural gas liquids production.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. Total production revenues were $266.8 million for the year ended December 31, 2013, an increase of $173.9 million from $92.9 million for the year ended December 31, 2012. This increase principally consisted of a $92.3 million increase attributable to the Barnett Shale/Marble Falls operations, a $66.1 million increase attributable to the newly acquired coal-bed methane assets, a $15.4 million increase attributable to the Mississippi Lime/Hunton assets, and a $2.1 million increase attributable to the Appalachia assets due primarily to new Marcellus and Utica Shale wells drilled.

Total production costs were $97.2 million for the year ended December 31, 2013, an increase of $70.6 million from $26.6 million for the year ended December 31, 2012. This increase was due primarily to a $39.7 million increase associated with our 2012 acquisitions in the Barnett Shale/Marble Falls and Mississippi Lime/Hunton plays, a $25.8 million increase associated with our 2013 acquisition of coal-bed methane assets, a $3.6 million increase in our Appalachia-based transportation, labor and other production costs, and a $1.4 million decrease in the credit received against our lease operating expenses pertaining to the subordination of revenue within our Drilling Partnerships. Total production costs per Mcfe increased to $1.50 per Mcfe for the year ended December 31, 2013 from $1.19 per Mcfe for the comparable prior year period primarily as a result of the increase in our oil and natural gas liquids volumes during the year ended December 31, 2013.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our Drilling Partnerships during years ended December 31, 2014, 2013, and 2012. There were no exploratory wells drilled during the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Drilling partnership investor capital:
Raised	$166,798	$149,967	$127,071
Deployed	$173,564	$167,883	$131,496
Gross partnership wells drilled:
Appalachia
Marcellus Shale	—	—	10
Utica	4	3	5
Ohio	—	—	7
Barnett/Marble Falls	77	51	4
Eagle Ford	2	—	—
Mississippi Lime/Hunton	17	21	11
Niobrara	—	—	51
Total	100	75	88
Net partnership wells drilled:
Appalachia
Marcellus Shale	—	—	10
Utica	4	3	5
Ohio	—	—	7
Barnett/Marble Falls	64	25	2
Eagle Ford	1	—	—
Mississippi Lime/Hunton	16	21	9
Niobrara	—	—	51
Total	85	49	84

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Average construction and completion:
Revenue per well	$2,227	$3,276	$1,444
Cost per well	1,937	2,849	1,253
Gross profit per well	$290	$427	$191
Gross profit margin	$22,639	$21,898	$17,417
Partnership net wells associated with revenue recognized(1):
Appalachia
Marcellus Shale	—	4	7
Utica	3	5	2
Ohio	—	—	8
Barnett/Marble Falls	60	24	2
Eagle Ford	1	—	—
Mississippi Lime/Hunton	14	18	7
Chattanooga	—	—	2
Niobrara	—	—	63
Total	78	51	91

(1)	Consists of Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Well construction and completion segment margin was $22.6 million for year ended December 31, 2014, an increase of $0.7 million from $21.9 million for the year ended December 31, 2013. This increase consisted of a $7.7 million increase related to a greater number of wells recognized for revenue within our Drilling Partnerships, partially offset by a $7.0 million decrease associated with lower gross profit margin per well. Average revenue and cost per well decreased between periods due primarily to capital deployed for lower cost Marble Falls wells within the Drilling Partnerships during the year ended December 31, 2014 compared with capital deployed for higher cost Marcellus and Utica Shale wells during the prior year period. As our drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill.

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

At December 31, 2014, our consolidated balance sheet includes $40.6 million of “liabilities associated with well drilling contracts” for funds raised by our Drilling Partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statement of operations. We expect to recognize this amount as revenue during 2015.

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

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Administration and oversight fee revenues were $15.6 million for the year ended December 31, 2014, an increase of $3.3 million from $12.3 million for the year ended December 31, 2013. This increase was due to increases in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls play.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. Administration and oversight fee revenues were $12.3 million for the year ended December 31, 2013, an increase of $0.5 million from $11.8 million for the year ended December 31, 2012. This increase was due primarily to current year period increases in the number of wells drilled within the Mississippi Lime and Marble Falls plays, partially offset by a decrease in the number of Marcellus Shale wells drilled during the year ended December 31, 2013.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs, including work performed for our Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which we serve as operator.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Well services revenues were $25.0 million for the year ended December 31, 2014, an increase of $5.5 million from $19.5 million for the year ended December 31, 2013. Well services expenses were $10.0 million for the year ended December 31, 2014, an increase of $0.5 million from $9.5 million for the year ended December 31, 2013. The increase in well services revenue is primarily related to the increased utilization of our salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by Drilling Partnership wells. The increase in well services expense is primarily related to higher labor costs.

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

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Our net gathering and processing expense for the year ended December 31, 2014 was $1.4 million, a decrease of $0.9 million compared with net expense of $2.3 million for the year ended December 31, 2013. This favorable movement was principally due to a full year of gathering fees from the Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing our gathering pipeline.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. Our net gathering and processing expense for the year ended December 31, 2013 was $2.3 million, a decrease of $0.9 million compared with net expense of $3.2 million for the year ended December 31, 2012. This favorable decrease was principally due to an increase in gathering fees associated with our new Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania.

Other, net

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Other, net for the year ended December 31, 2014 was income of $3.4 million, compared with expense of $14.5 million for the year ended December 31, 2013. The $17.9 million favorable movement compared with the prior year period was primarily related to the $14.5 million of premium amortization associated with swaption derivative contracts for production volumes related to wells acquired from EP Energy in the prior year period and a $2.8 million gain on mark-to-market derivatives in the current year.

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

OTHER COSTS AND EXPENSES

General and Administrative Expenses

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Total general and administrative expenses decreased to $72.3 million for the year ended December 31, 2014 compared with $78.1 million for the year ended December 31, 2013. This decrease was primarily due to a $12.1 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods and a $4.6 million decrease in non-cash compensation expense, partially offset by a $7.0 million increase in salaries, wages and benefits and a $3.9 million increase in other corporate activities due to the growth of our business.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. Total general and administrative expenses increased to $78.1 million for the year ended December 31, 2013 compared with $69.1 million for the year ended December 31, 2012. This increase was primarily due to a $7.7 million increase in non-recurring transaction costs related to the acquisitions of assets during the year ended December 31, 2013 and the prior year period and a $1.8 million increase in non-cash compensation expense, partially offset by a $0.5 million decrease in other corporate activities.

Chevron Transaction Expense

During the year ended December 31, 2012, we recognized a $7.7 million charge regarding our reconciliation process with Chevron related to certain amounts included within the contractual cash transaction adjustment, which was settled in October 2012 (see “Item 8: Financial Statements and Supplementary Data – Note 3”).

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization increased to $233.7 million for the year ended December 31, 2014 compared with $136.8 million for the comparable prior year period, which was primarily due to a $93.7 million increase in our depletion expense resulting from the acquisitions we consummated during 2014 and 2013.

Total depreciation, depletion and amortization increased to $136.8 million for the year ended December 31, 2013 compared with $52.6 million for the comparable prior year period, which was due to an $82.7 million increase in our depletion expense resulting from the acquisitions we consummated during 2012 and 2013.

The following table presents a summary of our depreciation, depletion and amortization expense and our depletion expense per Mcfe for our operations for the respective periods (in thousands, except for per Mcfe data):

	Years Ended December 31,
	2014	2013	2012
Depreciation, depletion and amortization:
Depletion expense	$223,358	$129,729	$47,000
Depreciation and amortization expense	10,373	7,034	5,582
	$233,731	$136,763	$52,582
Depletion expense:
Total	$223,358	$129,729	$47,000
Depletion expense as a percentage of gas and oil production revenue	49%	49%	51%
Depletion per Mcfe	$2.27	$1.89	$1.66

Depletion expense varies from period to period and is directly affected by changes in our gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties.

For the year ended December 31, 2014, depletion expense was $223.4 million, an increase of $93.7 million compared with $129.7 million for the year ended December 31, 2013. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues was 49% for the year ended December 31, 2014, which was consistent with 49% for the year ended December 31, 2013. Depletion expense per Mcfe increased to $2.27 for the year ended December 31, 2014, compared to $1.89 for the prior year comparable period, which was primarily due to an increase in depletion expense associated with our oil and natural gas liquids wells drilled between the periods. Depletion expense increased between periods principally due to an overall increase in production volume.

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

Asset Impairment

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Asset impairment for the year ended December 31, 2014 was $573.8 million as compared with $38.0 million for the comparable prior year period.  The $573.8 million of asset impairment primarily consisted of $555.7 million of oil and gas impairment within our Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income.  In addition, $18.1 million of asset impairment is due to goodwill impairment.  Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014 through the impairment testing date in January 2015. During the year ended December 31, 2013, we recognized $38.0 million of asset impairment related to impairments of gas and oil properties within property, plant and equipment, net on our consolidated balance sheet primarily for our shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of our estimate of their fair values at December 31, 2014 and 2013 and our intention not to drill on certain expiring unproved acreage. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices in comparison to their carrying values at December 31, 2014 and 2013.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. Asset impairment for the year ended December 31, 2013 was $38.0 million as compared with $9.5 million for the comparable prior year period. The $38.0 million of asset impairment during the year ended December 31, 2013 was related to impairments of gas and oil properties within property, plant and equipment, net on our consolidated balance sheet primarily for our shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. During the year ended December 31, 2012, we recognized $9.5 million of asset impairment related to gas and oil properties within property, plant and equipment on our consolidated balance sheet for our shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of our estimates of their fair values at December 31, 2013 and 2012 and our intention not to drill on certain expiring unproved acreage. The estimates of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices in comparison to their carrying values at December 31, 2013 and 2012.

Interest Expense

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Interest expense for the year ended December 31, 2014 was $62.1 million as compared with $34.3 million for the comparable prior year period. The $27.8 million increase consisted of a $20.7 million increase associated with interest expense on our senior notes, a $6.4 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility, a $0.2 million increase in the amortization of the 7.75% and 9.25% senior notes’ discounts, and interest that was capitalized on our ongoing capital projects, partially offset by a $0.4 million decrease associated with amortization of deferred financing costs and a $0.3 million decrease in commitment fees. The increase in interest expense related to our senior notes is primarily due to the issuance of an additional $100.0 million of our 7.75% Senior Notes in June 2014 and an additional $75.0 million of our 9.25% Senior Notes in October 2014, as well as a full year of interest expense related to the $275.0 million 7.75% Senior Notes issued in January 2013 and $250.0 million of 9.25% Senior Notes issued in July 2013.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. Interest expense for the year ended December 31, 2013 was $34.3 million as compared with $4.2 million for the comparable prior year period. The $30.1 million increase consisted of a $20.9 million increase associated with the issuance of our 7.75% Senior Notes, a $10.1 million increase associated with the issuance of our 9.25% Senior Notes, a $7.8 million increase associated with amortization of deferred financing costs, and a $3.1 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility and then-existing term loan credit facility, partially offset by interest that was capitalized on our ongoing capital projects. The increase in amortization associated with deferred financing costs includes $5.3 million associated with our revolving credit facility, $3.2 million of accelerated amortization related to the retirement of our then-existing term loan credit facility and the reduction in our revolving credit facility borrowing base subsequent to our issuance of the 7.75% Senior Notes and $1.2 million associated with our issuance of senior notes, partially offset by a $1.9 million decrease in amortization expense related to the extension of our credit facility maturity date from 2016 to 2018.

Loss on Asset Sales and Disposal

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. During the years ended December 31, 2014 and 2013, we recognized losses on asset sales and disposal of $1.9 million and $1.0 million, respectively. The $1.9 million loss on asset sales and disposal for the year ended December 31, 2014 was primarily related to the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement and a $0.3 million loss on the involuntary conversion of the Mossy Oak compressor station. The $1.0 million loss on asset sales and disposal for the year ended December 31, 2013 primarily pertained to a loss on the sale of our Antrim assets in Michigan.

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012. During the years ended December 31, 2013 and 2012, we recognized losses on asset sales and disposal of $1.0 million and $7.0 million, respectively. The $1.0 million loss on asset sales and disposal for the year ended December 31, 2013 primarily pertained to a loss on the sale of our Antrim assets in Michigan. During the year ended December 31, 2012, we recognized a $7.0 million loss on asset sales and disposal related to management’s decision to terminate a farm-out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm-out agreement contained certain well drilling milestones, which needed to be met in order for us to maintain ownership of the South Knox processing plant. During 2012, management decided not to continue progressing towards these milestones due to the current natural gas price environment. As a result, we forfeited our interest in the processing plant and recorded a loss related to the net book value of the assets during the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, capital raised through our Drilling Partnerships, and borrowings under our revolving credit facility (see “Credit Facility”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and distributions to our limited partners and general partner. In general, we expect to fund:

●	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

●	expansion capital expenditures and working capital deficits through cash generated from operations, additional borrowings and capital raised through Drilling Partnerships; and

●	debt principal payments through additional borrowings as they become due or by the issuance of additional common units or asset sales.

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

Cash Flows – Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net cash provided by operating activities of $190.4 million for the year ended December 31, 2014 represented a favorable movement of $67.5 million from net cash provided by operating activities of $122.9 million for the prior year. The $67.5 million favorable movement in net cash provided by operating activities resulted from a $108.9 million favorable movement in net income excluding non-cash items, partially offset by a $41.4 million unfavorable movement in working capital. The $108.9 million favorable movement in net income excluding non-cash items consisted principally of a $136.9 million increase in operating cash flow, which was primarily due to our consummation of the EP Energy, GeoMet, Rangely and Eagle Ford acquisitions, partially offset by a $28.0 million increase in cash interest expense principally due to our Senior Notes offerings in July 2013 and June 2014. The $41.4 million unfavorable movement in working capital was principally due to a $74.6 million unfavorable movement in accounts receivable, prepaid expenses and other, partially offset by a $33.2 million favorable movement in accounts payable and accrued liabilities. The $74.6 million unfavorable movement in accounts receivable, prepaid expenses and other was principally due to an unfavorable movement in accounts receivable due to the timing of cash receipts during the year ended December 31, 2014 compared with the year ended December 31, 2013. The $33.2 million favorable movement in accounts payable and accrued liabilities was primarily due to a favorable movement in accounts payable due to the timing of payments and the growth of our business during the year ended December 31, 2014 compared with the year ended December 31, 2013.

Net cash used in investing activities of $896.4 million for year ended December 31, 2014 represented a favorable movement of $88.2 million from net cash used in investing activities of $984.6 million for the prior year. This favorable movement was primarily due to a $50.9 million decrease in capital expenditures, a $31.0 million decrease in net cash paid for acquisitions in 2014 as compared to the prior year and a $6.3 million favorable movement in other assets. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $719.4 million for the year ended December 31, 2014 represented an unfavorable movement of $120.9 million from net cash provided by financing activities of $840.3 million for the prior year. This movement was principally due to a $339.8 million decrease in net proceeds from long-term debt, a $241.6 million increase in repayments under our revolving credit facility, a $94.1 million increase in cash distributions paid to limited partners and a $9.3 million decrease in net proceeds from the issuance of our preferred limited partner units and warrants, partially offset by a $451.0 million increase in borrowings under our revolving credit facility, a $106.3 million increase in net proceeds from the issuance of our common limited partner units and a $6.6 million favorable movement in deferred financing costs, distribution equivalent rights and other. The gross amount of borrowings and repayments under our revolving credit facility included within net cash provided by financing activities, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under our revolving credit facility, and payments, which generally occur throughout the period and increase borrowings under our revolving credit facility, which is generally common practice for our industry.

The deferred portion of the purchase price related to the Eagle Ford Acquisition (see “Recent Developments”) represented a non-cash transaction during the year ended December 31, 2014.

Cash Flows – Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net cash provided by operating activities of $122.9 million for the year ended December 31, 2013 represented a favorable movement of $106.4 million from net cash provided by operating activities of $16.5 million for 2012. The $106.4 million favorable movement in net cash provided by operating activities resulted from a $77.0 million favorable movement in net income excluding non-cash items and a $29.4 million favorable movement in working capital. The $77.0 million favorable movement in net income excluding non-cash items included an $84.2 million increase in depreciation, depletion and amortization expense, a $28.5 million favorable movement in asset impairment, a $7.7 million increase in amortization of deferred financing costs relating to our revolving and then-existing term loan credit facilities and our senior notes (see “Senior Notes”), and a $1.9 million increase in non-cash stock compensation, partially offset by a $39.3 million unfavorable movement in net loss and a $6.0 million unfavorable movement in (gain)/loss on asset sales and disposal. The $84.2 million increase in depreciation, depletion and amortization expense is primarily related to the acquisitions of oil and gas properties made in 2012 and 2013. The $29.4 million favorable movement in working capital was principally due to a $54.3 million favorable movement in accounts receivable, prepaid expenses and other, partially offset by a $24.9 million unfavorable movement in accounts payable and accrued liabilities. The favorable movement in accounts receivable, prepaid expenses and other was primarily due to a favorable movement in subscriptions receivable due to the timing of funds raised. The unfavorable movement in accounts payable and accrued liabilities was primarily due to an unfavorable movement in accrued well drilling and completion costs between respective periods.

Net cash used in investing activities of $984.6 million for the year ended December 31, 2013 represented an unfavorable movement of $340.3 million from net cash used in investing activities of $644.3 million for 2012. This unfavorable movement was primarily due to an increase in net cash paid for acquisitions during the year ended December 31, 2013 as compared to the year ended December 31, 2012 and an increase in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $840.3 million for the year ended December 31, 2013 represented a favorable movement of $244.0 million from net cash provided by financing activities of $596.3 million for 2012. This movement was principally due to an increase of $510.4 million in net proceeds from the issuance of our senior notes (see “Senior Notes”), an increase of $274.9 million in borrowings under our revolving credit facility, an increase of $86.6 million from the issuance of our Class C preferred units and warrants and an increase of $29.9 million in net proceeds from the issuance of our common limited partner units, partially offset by an increase of $558.8 million in repayments under our revolving and then-existing term loan credit facilities, a $91.1 million increase in cash distributions paid to unitholders, a $5.6 million unfavorable movement in the net investment from owners and a $2.3 million unfavorable movement in deferred financing costs, distribution equivalent rights and other. The gross amount of borrowings and repayments under our revolving credit facility included within net cash provided by financing activities in the consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under our revolving credit facility, and payments, which generally occur throughout the period and increase borrowings under our revolving credit facility, which is generally common practice for our industry.

Our July 2012 acquisition of Titan in exchange for 3.8 million common units and 3.8 million convertible Class B preferred units (which had an estimated collective value of $193.2 million, based upon the closing price of our publicly traded units as of the acquisition close date) represented a non-cash transaction during the year ended December 31, 2012.

Capital Requirements

The capital requirements of our natural gas and oil production consist primarily of:

●

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

●

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

The following table summarizes our maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Maintenance capital expenditures	$65,300	$31,500	$10,200
Expansion capital expenditures	147,334	232,037	117,026
Total	$212,634	$263,537	$127,226

During the year ended December 31, 2014, our $212.6 million of total capital expenditures consisted primarily of $82.2 million for wells drilled exclusively for our own account compared with $110.8 million for the prior year, $72.4 million of investments in our Drilling Partnerships compared with $92.3 million for the prior year, $25.5 million of leasehold acquisition costs compared with $20.9 million for the prior year, and $32.5 million of corporate and other costs compared with $39.5 million for the prior year, which primarily related to a decrease in gathering and processing costs.

During the year ended December 31, 2013, our $263.5 million of total capital expenditures consisted primarily of $110.8 million for wells drilled exclusively for our own account compared with $27.3 million for 2012, $92.3 million of investments in our Drilling Partnerships compared with $54.4 million for 2012, $20.9 million of leasehold acquisition costs compared with $35.6 million for 2012, and $39.5 million of corporate and other costs compared with $9.9 million for 2012, which primarily related to an increase in capitalized interest expense.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisitions in the future, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. As of December 31, 2014, we are committed to expend approximately $18.9 million on drilling and completion and other capital expenditures, excluding acquisitions. We expect to fund these capital expenditures primarily with cash flow from operations, capital raised through our Drilling Partnerships and borrowings under our revolving credit facility.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, our off-balance sheet arrangements were limited to our letters of credit outstanding of $4.4 million and commitments to spend $18.9 million related to our drilling and completion and capital expenditures, excluding acquisitions.

We are the managing general partner of the Drilling Partnerships and have agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. We have structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, we are not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and we may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that we do not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by us to reflect current well performance, commodity prices and production costs, among other items. Based on our historical experience, as of December 31, 2014, we believe that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

In connection with the Eagle Ford Acquisition (see “Recent Developments”), we guaranteed the Development Subsidiary’s deferred purchase obligation, whereby we provided a guaranty of timely payment of the deferred portion of the purchase price that is to be paid by the Development Subsidiary. Pursuant to the agreement between us and the Development Subsidiary, we will have the right to receive some or all of the assets acquired by the Development Subsidiary in the event of its failure to contribute its portion of any deferred payments.

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

On January 29, 2014, our board of directors approved a modification to our cash distribution payment practice to a monthly cash distribution program. Monthly cash distributions are paid approximately 45 days following the end of each respective monthly period.

Available cash will generally be distributed: first, 98% to our Class B and D preferred unitholders and 2% to our general partner until there has been distributed to each outstanding Class B preferred unit the greater of $0.40 per quarter and the distribution payable to common unitholders and with respect to our Class D preferred unit, an amount equal to its fixed quarterly distribution; second, 98% to our Class C preferred unitholders and 2% to our general partner until there has been distributed to each outstanding Class C preferred unit the greater of $0.51 per quarter and the distribution payable to common unitholders; thereafter 98% to our common unitholders and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner, if quarterly distributions exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle our general partner to receive the following increasing percentage of cash distributed by us as it reaches certain target distribution levels:

●	13.0% of all cash distributed in any quarter after each common unit has received $0.46 for that quarter;

●	23.0% of all cash distributed in any quarter after each common unit has received $0.50 for that quarter; and

●	48.0% of all cash distributed in any quarter after each common unit has received $0.60 for that quarter.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual cash obligations:
Total debt	$1,396,000	$—	$—	$696,000	$700,000
Interest on total debt	446,952	79,279	158,559	129,989	79,125
Eagle Ford deferred payment(1)	24,000	24,000	—	—	—
Operating leases	17,545	3,903	6,397	4,152	3,093
Total contractual cash obligations	$1,884,497	$107,182	$164,956	$830,141	$782,218

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$4,401	$4,401	$—	$—	$—
Other commercial commitments(2)	39,731	20,101	8,203	4,555	6,872
Total commercial commitments	$44,132	$24,502	$8,203	$4,555	$6,872

(1)	In connection with the Eagle Ford Acquisition, we guaranteed the Development Subsidiary’s deferred purchase obligation. See “Off Balance Sheet Obligations” for further information.
(2)

Our other commercial commitments include our share of drilling and completion commitments and our throughput contracts, including firm transportation obligations for natural gas as a result of the EP Energy and GeoMet acquisitions. See “Contractual Revenue Arrangements” for a description of our firm transportation obligations.

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

CREDIT FACILITY

On February 23, 2015, we entered into a Sixth Amendment to the Second Amended and Restated Credit Agreement and a Second Lien Credit Agreement (see “Subsequent Events”). On November 24, 2014, we entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto, among us as borrower, the administrative agent and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $900.0 million and a maximum facility amount of $1.5 billion scheduled to mature in July 2018.

The Fifth Amendment was entered into in connection with the previously announced restructuring of our general partner, and the sale of Atlas Energy and its midstream interest (see “Subsequent Events”). Among other things, the Fifth Amendment amended several definitions for the purpose of ensuring that the transaction did not result in a Change of Control or Event of Default determination under the Credit Agreement (each as defined in the Credit Agreement).

Our borrowing base is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. At December 31, 2014, $696.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.4 million was outstanding at December 31, 2014. Our obligations under the facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. Additionally, obligations under the facility are guaranteed by certain of our material subsidiaries, and any non-guarantor subsidiaries of ours are minor. Borrowings under the credit facility bear interest, at our election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. We are also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on our consolidated statements of operations.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2014. The Credit Agreement also requires us to maintain a ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than 4.50 to 1.0 as of the last day of the quarters ended on June 30, 2014, September 30, 2014 and December 31, 2014, 4.25 to 1.0 as of the last day of the quarter ending March 31, 2015, and 4.00 to 1.0 as of the last day of fiscal quarters ending thereafter, and a ratio of current assets (as defined in the Credit Agreement) to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

SENIOR NOTES

At December 31, 2014, we had $374.5 million outstanding of our 7.75% Senior Notes, including $100.0 million of such notes issued in a private placement transaction on June 2, 2014 at an offering price of 99.5% of par value, yielding net proceeds of approximately $97.4 million. The net proceeds were used to partially fund the Rangely Acquisition (see “Recent Developments”). The 7.75% Senior Notes were presented net of a $0.5 million unamortized discount as of December 31, 2014. We issued $275.0 million of our 7.75% Senior Notes in a private placement transaction at par on January 23, 2013. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

At December 31, 2014, we had $323.9 million outstanding of our 9.25% Senior Notes, including $75.0 million of such notes issued in a private placement transaction on October 14, 2014 at an offering price of 100.5% of par value, which yielded net proceeds of approximately $73.6 million. The 9.25% Senior Notes issued in October 2014 were presented net of a $0.4 million unamortized premium as of December 31, 2014. We used the net proceeds from this offering to fund a portion of our Eagle Ford Acquisition (see “Recent Developments”). The 9.25% Senior Notes issued in July 2013 were presented net of a $1.5 million unamortized discount as of December 31, 2014. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time on or after August 15, 2017, we may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, we may redeem some or all of the 9.25% Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, we may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, we may redeem up to 35% of the 9.25% Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.250%. Under certain conditions, including if we sell certain assets and do not reinvest the proceeds or repay senior indebtedness or if we experience specific kinds of changes of control, we must offer to repurchase the 9.25% Senior Notes.

In connection with the issuance of the $75.0 million of 9.25% Senior Notes on October 14, 2014, we entered into a registration rights agreement whereby we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated not later than 270 days after the issuance of the 9.25% Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, we have agreed to file a shelf registration statement with respect to the 9.25% Senior Notes. If we fail to comply with our obligations to register the 9.25% Senior Notes within the specified time periods, we will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable.

The 7.75% Senior Notes and 9.25% Senior Notes are guaranteed by certain of our material subsidiaries. The guarantees under the 7.75% Senior Notes and 9.25% Senior Notes are full and unconditional and joint and several, and any subsidiaries of ours, other than the subsidiary guarantors, are minor. There are no restrictions on our ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

The indentures governing the 7.75% Senior Notes and 9.25% Senior Notes contain covenants, including limitations of our ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We were in compliance with these covenants as of December 31, 2014.

SECURED HEDGE FACILITY

At December 31, 2014, we had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under our revolving credit facility, we are required to utilize this secured hedge facility for future commodity risk management activity for our equity production volumes within the participating Drilling Partnerships. We, as general partner of the Drilling Partnerships, administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under our revolving credit facility if we, as general partner of the Drilling Partnerships, breach an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ISSUANCE OF UNITS

In October 2014, in connection with the Eagle Ford Acquisition (see “Recent Developments”), we issued 3,200,000 8.625% Class D preferred units at a public offering price of $25.00 per Class D preferred unit, yielding net proceeds of approximately $77.4 million from the offering, after deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On January 15, 2015, we paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015. We will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D preferred units rank senior to our common units and Class C convertible preferred units with respect to the payment of distributions and distributions upon a liquidation event and equal with our Class B convertible preferred units. The Class D preferred units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units in connection with a change in control. At any time on or after October 15, 2019, we may, at our option, redeem the Class D preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, we may redeem the Class D preferred units following certain changes of control, as described in the Certificate of Designation. If we do not exercise this redemption option upon a change of control, then holders of the Class D preferred units will have the option to convert the Class D preferred units into a number of our common units per Class D preferred unit as set forth in the Certificate of Designation. If we exercise any of our redemption rights relating to the Class D preferred units, the holders of such Class D preferred units will not have the conversion right described above with respect to the Class D preferred units called for redemption.

In August 2014, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, we may sell from time to time through the Agents common units representing limited partner interests of us having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, we may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. As of December 31, 2014, no units have been sold under this program.

In May 2014, in connection with the Rangely Acquisition (see “Recent Developments”), we issued 15,525,000 of our common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit, yielding net proceeds of approximately $297.3 million. The units were registered under the Securities Act, pursuant to a shelf registration statement on Form S-3, which was automatically effective on the filing date of February 3, 2014.

In March 2014, in connection with the GeoMet Acquisition (see “Recent Developments”), we issued 6,325,000 of our common limited partner units (including 825,000 units pursuant to an over-allotment option) in a public offering at a price of $21.18 per unit, yielding net proceeds of approximately $129.0 million. The units were registered under the Securities Act, pursuant to a shelf registration statement on Form S-3, which was automatically effective on the filing date of February 3, 2014.

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

Long-lived assets, other than goodwill and intangibles with infinite lives, generally consist of natural gas and oil properties and pipeline, processing and compression facilities and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, other than goodwill and intangibles with infinite lives, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. The undiscounted net cash flows expected to be generated by the asset are based upon our estimates that rely on various assumptions, including natural gas and oil prices, production and operating expenses. Any significant variance in these assumptions could materially affect the estimated net cash flows expected to be generated by the asset. As discussed in “General Trends and Outlook” within this section, recent increases in natural gas and oil drilling have driven an increase in the supply of natural gas and oil and put a downward pressure on domestic prices. Further declines in commodity prices may result in additional impairment charges in future periods.

During the year ended December 31, 2014, we recognized $555.7 million of asset impairments related to oil and gas properties within our Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income.  Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014 through the impairment testing date in January 2015. During the year ended December 31, 2013, we recognized $38.0 million of asset impairments related to gas and oil properties within property, plant and equipment, net on our consolidated balance sheet for shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. During the year ended December 31, 2012, we recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment, net on our consolidated balance sheet for shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of our estimate of their fair values at December 31, 2014, 2013, and 2012 and our intention not to drill on certain expiring unproved acreage. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

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

As a result of our impairment evaluation at December 31, 2014, we recognized an $18.1 million non-cash impairment charge within asset impairment on our consolidated statement of operations for the year ended December 31, 2014. Our estimated fair value of the gas and oil production reporting unit was impacted by a decline in overall commodity prices during the fourth quarter of 2014. These estimates were subjective and based upon numerous assumptions about future operations and market conditions, which are subject to change. There were no goodwill impairments recognized by us during the years ended December 31, 2013 and 2012.

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

During the years ended December 31, 2014, 2013, and 2012, we completed several acquisitions of oil and gas properties and related assets.  The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our existing methodology for recognizing an estimated liability for the plugging and abandonment of our gas and oil wells (see “Item 8: Financial Statements and Supplementary Data - Note 7”). These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

Reserve Estimates

Our estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. We engaged independent third-party reserve engineers to prepare reports of our proved reserves (see “Item 2: Properties”).

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

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in interest rates and commodity prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of the market risk-sensitive instruments were entered into for purposes other than trading.

General

All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2014. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At December 31, 2014, $696.0 million was outstanding under our revolving credit facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve month period ending December 31, 2015 by $7.0 million.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending December 31, 2015 of approximately $14.5 million.

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

At December 31, 2014, we had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	54,834,500	$4.226
2016	53,546,300	$4.229
2017	46,320,000	$4.276
2018	35,760,000	$4.250
2019	9,720,000	$4.234

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	3,480,000	$4.234
2015	Calls sold	3,480,000	$5.129

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	1,440,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	5,250,000	$(0.082)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	5,040,000	$1.983

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	8,064,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	1,512,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	1,512,000	$1.263

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	1,743,000	$90.645
2016	1,209,000	$87.360
2017	672,000	$85.669
2018	540,000	$85.466

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2015	Puts purchased	29,250	$83.846
2015	Calls sold	29,250	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Resource Partners, L.P.

We have audited the accompanying consolidated balance sheets of Atlas Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Resource Partners, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 2, 2015

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,247	$1,828
Accounts receivable	112,038	58,822
Current portion of derivative asset	141,366	1,891
Subscriptions receivable	32,398	47,692
Prepaid expenses and other	26,011	10,097
Total current assets	327,060	120,330
Property, plant and equipment, net	2,208,171	2,120,818
Intangible assets, net	691	963
Goodwill, net	13,639	31,784
Long-term derivative asset	127,933	27,084
Other assets, net	50,081	42,821
	$2,727,575	$2,343,800
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$109,049	$69,346
Advances from affiliates	4,271	26,742
Liabilities associated with drilling contracts	40,611	49,377
Current portion of derivative liability	—	6,353
Current portion of derivative payable to Drilling Partnerships	932	2,676
Accrued well drilling and completion costs	80,404	40,481
Accrued interest	26,452	20,622
Distribution payable	20,876	—
Accrued liabilities	56,463	28,118
Total current liabilities	339,058	243,715
Long-term debt	1,394,460	942,334
Asset retirement obligations	106,528	89,776
Other long-term liabilities	2,033	684
Commitments and contingencies
Partners’ Capital:
General partner’s interest	(13,697)	4,482
Preferred limited partners’ interests	163,522	183,477
Class C common limited partner warrants	1,176	1,176
Common limited partners’ interests	548,586	852,457
Accumulated other comprehensive income	185,909	25,699
Total partners’ capital	885,496	1,067,291
	$2,727,575	$2,343,800

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Gas and oil production	$453,957	$266,783	$92,901
Well construction and completion	173,564	167,883	131,496
Gathering and processing	14,107	15,676	16,267
Administration and oversight	15,564	12,277	11,810
Well services	24,959	19,492	20,041
Other, net	3,409	(14,456)	(4,886)
Total revenues	685,560	467,655	267,629
Costs and expenses:
Gas and oil production	176,194	97,237	26,624
Well construction and completion	150,925	145,985	114,079
Gathering and processing	15,525	18,012	19,491
Well services	10,007	9,515	9,280
General and administrative	72,349	78,063	69,123
Chevron transaction expense	—	—	7,670
Depreciation, depletion and amortization	233,731	136,763	52,582
Asset impairment	573,774	38,014	9,507
Total costs and expenses	1,232,505	523,589	308,356
Operating loss	(546,945)	(55,934)	(40,727)
Interest expense	(62,144)	(34,324)	(4,195)
Loss on asset sales and disposal	(1,869)	(987)	(6,980)
Net loss	(610,958)	(91,245)	(51,902)
Preferred limited partner dividends	(19,267)	(11,992)	(3,063)
Net loss attributable to owner’s interest, common limited partners and the general partner	$(630,225)	$(103,237)	$(54,965)
Allocation of net income (loss):
Portion applicable to owner’s interest (period prior to the transfer of assets on March 5, 2012)	$—	$—	$250
Portion applicable to common limited partners and the general partner’s interests (period subsequent to the transfer of assets on March 5, 2012)	(630,225)	(103,237)	(55,215)
Net loss attributable to owner’s interest, common limited partners and the general partner	$(630,225)	$(103,237)	$(54,965)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(628,926)	$(106,581)	$(54,260)
General partner’s interest	(1,299)	3,344	(955)
Net loss attributable to common limited partners and the general partner	$(630,225)	$(103,237)	$(55,215)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(8.42)	$(2.03)	$(1.59)
Weighted average common limited partner units outstanding:
Basic and Diluted	74,716	52,528	34,039

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(610,958)	$(91,245)	$(51,902)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges, net of $82.3 million of gains reclassified to impairment expense	153,126	13,852	10,921
Less: reclassification adjustment for realized losses (gains) of cash flow hedges in net loss	7,084	(9,722)	(19,281)
Total other comprehensive income (loss)	160,210	4,130	(8,360)
Comprehensive loss attributable to owner’s interest, common and preferred limited partners and the general partner	$(450,748)	$(87,115)	$(60,262)

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	General Partners’ Interest		Preferred Limited Partners’ Interest						Common Limited Partners’ Interests		Class C Common Limited Partner Warrants			Accumulated Other Comprehensive Income	Total Partners’ Capital/ Equity
	Class A Units	Amount	Class B Units	Amount	Class C Units	Amount	Class D Units	Amount	Units	Amount	Warrants	Amount	Equity
Balance at January 1, 2012	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$427,246	$29,929	$457,175
Net income attributable to owner’s interest prior to the transfer of assets on March 5, 2012	—	—	—	—	—	—	—	—	—	—	—	—	250	—	250
Net investment from owner’s interest prior to the transfer of assets on March 5, 2012	—	—	—	—	—	—	—	—	—	—	—	—	5,625	—	5,625
Net assets contributed by owner to Atlas Resource Partners, L.P.	534,694	8,662	—	—	—	—	—	—	26,200,114	424,459	—	—	(433,121)	—	—
Issuance of units	441,014	—	3,841,719	94,869	—	—	—	—	17,767,874	388,408	—	—	—	—	483,277
Net issued and unissued units under incentive plans	—	—	—	—	—	—	—	—	—	10,797	—	—	—	—	10,797
Distributions paid to common and preferred limited partners and the general partner	—	(678)	—	(1,652)	—	—	—	—	—	(31,545)	—	—	—	—	(33,875)
Distributions equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	—	—	—	—	(731)	—	—	—	—	(731)
Conversion of Class B preferred units	—	—	(5,165)	(125)	—	—	—	—	5,165	125	—	—	—	—	—
Net income (loss) attributable to common and preferred limited partners and the general partner subsequent to the transfer of assets on March 5, 2012	—	(955)	—	3,063	—	—	—	—	—	(54,260)	—	—	—	—	(52,152)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,360)	(8,360)
Balance at December 31, 2012	975,708	$7,029	3,836,554	$96,155	—	$—	—	$—	43,973,153	$737,253	—	$—	$—	$21,569	$862,006
Issuance of units	392,350	—	—	—	3,749,986	85,448	—	—	15,259,174	320,017	562,497	1,176	—	—	406,641
Net issued and unissued units under incentive plans	—	—	—	—	—	—	—	—	215,981	12,630	—	—	—	—	12,630
Distributions paid to common and preferred limited partners and the general partner	—	(5,891)	—	(8,018)	—	(2,100)	—	—	—	(108,923)	—	—	—	—	(124,932)
Distribution equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	—	—	—	—	(1,939)	—	—	—	—	(1,939)
Net income (loss)	—	3,344	—	8,402	—	3,590	—	—	—	(106,581)	—	—	—	—	(91,245)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,130	4,130
Balance at December 31, 2013	1,368,058	$4,482	3,836,554	$96,539	3,749,986	$86,938	—	$—	59,448,308	$852,457	562,497	$1,176	$—	$25,699	$1,067,291
Issuance of units	451,055	—	—	—	—	—	3,200,000	77,301	21,860,000	426,290	—	—	—	—	503,591
Net issued and unissued units under incentive plans	—	—	—	—	—	—	—	—	241,733	7,391	—	—	—	—	7,391
Distributions payable	—	(1,378)	—	(8)	—	(737)	—	(1,974)	—	(16,779)	—	—	—	—	(20,876)
Distributions paid to common and preferred limited partners and the general partner	—	(15,502)	—	(9,704)	—	(9,486)	—	—	—	(184,303)	—	—	—	—	(218,995)
Distribution equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	—	—	—	—	(2,158)	—	—	—	—	(2,158)
Conversion of Class B preferred units	—	—	(3,796,900)	(94,614)	—	—	—	—	3,796,900	94,614	—	—	—	—	—
Net income (loss)	—	(1,299)	—	8,770	—	8,786	—	1,711	—	(628,926)	—	—	—	—	(610,958)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	160,210	160,210
Balance at December 31, 2014	1,819,113	$(13,697)	39,654	$983	3,749,986	$85,501	3,200,000	$77,038	85,346,941	$548,586	562,497	$1,176	$—	$185,909	$885,496

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(610,958)	$(91,245)	$(51,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	233,731	136,763	52,582
Asset impairment	573,774	38,014	9,507
Loss on asset sales and disposal	1,869	987	6,980
Non-cash compensation expense	8,067	12,680	10,828
Amortization of deferred financing costs	9,191	9,560	1,820
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(77,262)	(2,634)	(57,000)
Accounts payable and accrued liabilities	52,011	18,775	43,671
Net cash provided by operating activities	190,423	122,900	16,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(212,634)	(263,537)	(127,226)
Net cash paid for acquisitions	(686,811)	(717,795)	(516,670)
Other	3,051	(3,222)	(382)
Net cash used in investing activities	(896,394)	(984,554)	(644,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,393,000	942,000	667,099
Repayments under credit facilities	(1,116,000)	(874,425)	(315,674)
Net proceeds from issuance of long-term debt	170,596	510,396	—
Net investment from owners	—	—	5,625
Distributions paid to unitholders	(218,995)	(124,932)	(33,875)
Net proceeds from issuance of preferred limited partner units and warrants	77,301	86,624	—
Net proceeds from issuance of common limited partner units	426,290	320,017	290,115
Deferred financing costs, distribution equivalent rights and other	(12,802)	(19,386)	(17,018)
Net cash provided by financing activities	719,390	840,294	596,272
Net change in cash and cash equivalents	13,419	(21,360)	(31,520)
Cash and cash equivalents, beginning of year	1,828	23,188	54,708
Cash and cash equivalents, end of year	$15,247	$1,828	$23,188

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Atlas Resource Partners, L.P. (the “Partnership”) is a publicly traded Delaware master-limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States. The Partnership sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. At December 31, 2014, Atlas Energy, L.P. (“ATLS”), a publicly traded master-limited partnership (NYSE: ATLS), through a wholly owned subsidiary, owned 100% of the general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls the Partnership and an approximate 27.7% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in the Partnership.

The Partnership was formed in October 2011 to own and operate substantially all of ATLS’s exploration and production assets (“Atlas Energy E&P Operations”), which were transferred to the Partnership on March 5, 2012. In February 2012, the board of ATLS’s general partner approved the distribution of approximately 5.24 million of the Partnership’s common units which were distributed on March 13, 2012 to ATLS’s unitholders using a ratio of 0.1021 of the Partnership’s limited partner units for each of ATLS’s common units owned on the record date of February 28, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Partnership’s consolidated balance sheets at December 31, 2014 and 2013, the consolidated statement of operations for the years ended December 31, 2014 and 2013 and the portion of the consolidated statement of operations for the year ended December 31, 2012 subsequent to the transfer of assets on March 5, 2012 include the accounts of the Partnership and its wholly-owned subsidiaries. The portion of the consolidated statement of operations for the year ended December 31, 2012 prior to the transfer of assets on March 5, 2012 was derived from the separate records maintained by ATLS and may not necessarily be indicative of the conditions that would have existed if the Partnership had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all of the various entities comprising Atlas E&P Operations prior to the date of transfer, ATLS’s net investment is shown as equity in the consolidated financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Such estimates included allocations made from the historical accounting records of ATLS, based on management’s best estimates, in order to derive the financial statements of the Partnership for the periods presented prior to March 5, 2012. Actual balances and results could be different from those estimates. Transactions between the Partnership and other ATLS operations have been identified in the consolidated financial statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

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

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Partnership’s consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, asset impairments, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. Such estimates included estimated allocations made from the historical accounting records of ATLS’s former owner of its general partner, Atlas Energy, Inc. (“AEI”) in order to derive the historical financial statements of the Partnership for periods prior to March 5, 2012. Actual results could differ from those estimates.

Cash Equivalents

The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the Partnership’s management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of the Partnership’s customers’ credit information. The Partnership extends credit on sales on an unsecured basis to many of its customers. At December 31, 2014 and 2013, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Inventory

The Partnership had $8.6 million and $4.6 million of inventory at December 31, 2014 and 2013, respectively, which was included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. The Partnership values inventories at the lower of cost or market. The Partnership’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method.

Subscriptions Receivable

The Partnership receives contributions from limited partner investors of its Drilling Partnerships, which are used to fund well drilling activities within the programs. Limited partner investors in the Drilling Partnerships execute an investment agreement with Anthem Securities, Inc. (“Anthem”), a registered broker-dealer and wholly owned subsidiary of the Partnership, through third-party broker dealers, which is then delivered to Anthem. The investor contributions are then remitted to Anthem at a later date. Limited partner investor contributions are non-refundable upon the execution of an investment agreement. The Partnership recognizes the contributions associated with the executed investment agreements but for which contributions have not yet been received at the respective balance sheet date as subscriptions receivable.

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

The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flows from the sale of production of reserves are calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published future prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. During the year ended December 31, 2013, the Partnership recognized $13.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on its consolidated balance sheet, primarily for its unproved acreage in the Chattanooga and New Albany Shales. There were no impairments of unproved gas and oil properties recorded by the Partnership for the years ended December 31, 2014 and 2012.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2014, the Partnership recognized $555.7 million of asset impairment related to oil and gas properties within property, plant and equipment, net on its consolidated balance sheet for its Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014 through the impairment testing date in January 2015. During the year ended December 31, 2013, the Partnership recognized $24.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on its consolidated balance sheet for its shallow natural gas wells in the New Albany Shale. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to gas and oil properties within property, plant and equipment, net on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales.

These impairments related to the carrying amounts of these gas and oil properties being in excess of the Partnership’s estimate of their fair values at December 31, 2014, 2013, and 2012 and management’s intention not to drill on certain expiring unproved acreage. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds by the Partnership was 5.6%, 6.0%, and 3.5% for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate amount of interest capitalized by the Partnership was $13.0 million, $14.2 million and $2.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Intangible Assets

The Partnership recorded its intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. The Partnership amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at December 31, 2014 and 2013 (in thousands):

	December 31,		Estimated Useful Lives
	2014	2013	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,653)	(13,381)
Net Carrying Amount	$691	$963

Amortization expense on intangible assets was $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2015 - $0.2 million; 2016 - $0.1 million; 2017 - $0.1 million; 2018 - $0.1 million; and 2019 - $0.1 million.

Goodwill

At December 31, 2014, the Partnership had $13.6 million of goodwill recorded in connection with its prior consummated acquisitions. At December 31, 2013, the Partnership had $31.8 million of goodwill recorded in connection with its prior consummated acquisitions.

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

As a result of its impairment evaluation at December 31, 2014, the Partnership recognized an $18.1 million non-cash impairment charge within asset impairments on its consolidated statement of operations for the year ended December 31, 2014. The Partnership’s estimated fair value of its gas and oil production reporting unit was impacted by a decline in overall commodity prices during the fourth quarter of 2014. There were no goodwill impairments recognized by the Partnership during the years ended December 31, 2013 and 2012.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the years ended December 31, 2014, 2013, and 2012.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of December 31, 2014.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands, except unit data):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(610,958)	$(91,245)	$(51,902)
Income applicable to owner’s interest (period prior to transfer of assets on March 5, 2012)	—	—	(250)
Preferred limited partner dividends	(19,267)	(11,992)	(3,063)
Net loss attributable to common limited partners and the general partner	(630,225)	(103,237)	(55,215)
Less: General partner’s interest	1,299	(3,344)	955
Net loss attributable to common limited partners	(628,926)	(106,581)	(54,260)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—
Net loss utilized in the calculation of net loss attributable to common limited partners per unit	$(628,926)	$(106,581)	$(54,260)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the years ended December 31, 2014, 2013, and 2012, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 783,000, 900,000, and 688,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average number of common limited partner units - basic	74,716	52,528	34,039
Add effect of dilutive incentive awards(1)	—	—	—
Add effect of dilutive convertible preferred limited partner units and warrants(2)	—	—	—
Weighted average number of common limited partner units - diluted	74,716	52,528	34,039

(1)

For the years ended December 31, 2014, 2013, and 2012, approximately 783,000 units, 900,000 units, and 688,000 units, respectively, were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

(2)

For the years ended December 31, 2014, 2013, and 2012, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such units would have been anti-dilutive. For the years ended December 31, 2014 and 2013, potential common limited partner units issuable upon (a) conversion of the Partnership’s Class C preferred units and (b) exercise of the common unit warrants issued with the Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such units would have been anti-dilutive. As the Class D preferred units are convertible only upon a change of control event, they are not considered dilutive securities for earnings per unit purposes.

Environmental Matters

The Partnership and its subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Partnership’s and its subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership and its subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. The Partnership and its subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability for the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, one of the Partnership’s subsidiaries entered into two agreements with the United States Environmental Protection Agency (the “EPA”) to settle alleged violations in connection with a fire that occurred at a natural gas well and associated well pad site in Washington County, Pennsylvania in 2010. The EPA alleged non-compliance with the Clean Air Act, including with respect to the storage and handling of the natural gas condensate, as well as non-compliance with the Emergency Planning and Community Right-to-Know Act of 1986. The subsidiary agreed to a civil penalty of $84,506 under a consent agreement and agreed to upgrade its facility pursuant to an administrative settlement agreement.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2014 and 2013, the Partnership had $17.2 million and $15.1 million, respectively, in deposits at various banks, of which $14.9 million and $13.4 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

The Partnership sells natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2014, the Partnership had four customers within its gas and oil production segment that individually accounted for approximately 25%, 15%, 14% and 13%, respectively, of the Partnership natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2013, the Partnership had three customers within its gas and oil production segment that individually accounted for approximately 19%, 11% and 10% of the Partnership’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2012, the Partnership had two customers within its gas and oil production segment that individually accounted for approximately 43% and 11% of the Partnership’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

Revenue Recognition

Natural gas and oil production. The Partnership generally sells natural gas, crude oil and NGLs at prevailing market prices. Typically, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of the working interest and/or overriding royalty.

Drilling Partnerships. Certain energy activities are conducted by the Partnership through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. Drilling Partnership investor capital raised by the Partnership is deployed to drill and complete wells included within the partnership. As the Partnership deploys Drilling Partnership investor capital, it recognizes certain management fees it is entitled to receive, including well construction and completion revenue and a portion of administration and oversight revenue. At each period end, if the Partnership has Drilling Partnership investor capital that has not yet been deployed, it will recognize a current liability titled “Liabilities Associated with Drilling Contracts” on the Partnership’s consolidated balance sheets. After the Drilling Partnership well is completed and turned in line, the Partnership is entitled to receive additional operating and management fees, which are included within well services and administration and oversight revenue, respectively, on a monthly basis while the well is operating. In addition to the management fees it is entitled to receive for services provided, the Partnership is also entitled to its pro-rata share of Drilling Partnership gas and oil production revenue, which generally approximates 30%. The Partnership recognizes its Drilling Partnership management fees in the following manner:

•

Well construction and completion. For each well that is drilled by a Drilling Partnership, the Partnership receives a 15% mark-up on those costs incurred to drill and complete wells included within the partnership. Such fees are earned, in accordance with the partnership agreement, and recognized as the services are performed, typically between 60 and 270 days, using the percentage of completion method.

•

Administration and oversight. For each well drilled by a Drilling Partnership, the Partnership receives a fixed fee between $100,000 and $500,000, depending on the type of well drilled, which is earned in accordance with the partnership agreement and recognized at the initiation of the well. Additionally, the Drilling Partnership pays the Partnership a monthly per well administrative fee of $75 for the life of the well. The well administrative fee is earned on a monthly basis as the services are performed.

•

Well services. Each Drilling Partnership pay the Partnership a monthly per well operating fee, currently $1,000 to $2,000, depending on the type of well, for the life of the well. Such fees are earned on a monthly basis as the services are performed.

While its historical structure has varied, the Partnership has generally agreed to subordinate a portion of its share of

Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically from 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. The Partnership periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, the Partnership recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which the Partnership has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, the Partnership will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized.

Gathering and processing revenue. Gathering and processing revenue includes gathering fees the Partnership charges to the Drilling Partnership wells for the Partnership’s processing plants in the New Albany and the Chattanooga Shales. Generally, the Partnership charges a gathering fee to the Drilling Partnership wells equivalent to the fees the Partnership remits. In Appalachia, a majority of the Drilling Partnership wells are subject to a gathering agreement, whereby the Partnership remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, the Partnership charges the Drilling Partnership wells a 13% gathering fee. As a result, some of the Partnership’s gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

The Partnership’s gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Partnership had unbilled revenues at December 31, 2014 and 2013 of $82.3 million and $55.3 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s consolidated financial statements, and for all periods presented, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 9). The Partnership does not have any other type of transaction which would be included within other comprehensive income (loss).

Recently Adopted Accounting Standards

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17, Business Combinations (Topic 805) – Pushdown Accounting (“Update 2014-17”). The amendments in Update 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in Update 2014-17 also provide U.S. GAAP guidance on whether and at what threshold an acquired entity that is a business can apply pushdown accounting in its separate financial statements. The amendments in Update 2014-17 became effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Partnership adopted the requirements of Update 2014-17 upon its effective date of November 18, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

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

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“Update 2015-02”). The amendments in Update 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures.  The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The amendments in Update 2015-02 are effective for periods beginning after December 31, 2015. Early adoption is permitted, including adoption in an interim period. The Partnership will adopt the requirements of Update 2015-02 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“Update 2015-01”). The amendments in Update 2015-01 simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in Update 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Partnership will adopt the requirements of Update 2015-01 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“Update 2014-16”). Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers, and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815-10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments in Update 2014-16 clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in Update 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in Update 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Partnership will adopt the requirements of Update 2014-16 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Partnership will adopt the requirements of Update 2014-15 upon its effective date of January 1, 2017, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

NOTE 3 – ATLAS ENERGY, L.P. ACQUISITION FROM ATLAS ENERGY, INC.

On February 17, 2011, ATLS acquired certain producing natural gas and oil properties, the partnership management business and other assets (the “Transferred Business”) from AEI, including the following exploration and production assets that were transferred to the Partnership on March 5, 2012:

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

Concurrent with ATLS’s acquisition of the Transferred Business, AEI was sold to Chevron Corporation (NYSE: CVX; “Chevron”). In connection with the transaction, ATLS received $118.7 million with respect to a contractual cash transaction adjustment from AEI related to certain exploration and production liabilities assumed by ATLS. Including the cash transaction adjustment, the net book value of the Transferred Business was approximately $522.9 million. Certain amounts included within the contractual cash transaction adjustment were subject to a reconciliation period with Chevron following the consummation of the transaction. Liabilities related to the cash transaction adjustment were assumed by the Partnership on March 5, 2012, as certain amounts included within the contractual cash transaction adjustment remained in dispute between the parties. During the year ended December 31, 2012, the Partnership recognized a $7.7 million charge on its consolidated statement of operations regarding its reconciliation process with Chevron, which was settled in October 2012.

Management of ATLS determined that the acquisition of the Transferred Business constituted a transaction between entities under common control. As such, ATLS recognized the assets acquired and liabilities assumed at historical carrying value at the date of acquisition, with the difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital on its consolidated combined balance sheet. ATLS recognized a non-cash decrease of $261.0 million in partners’ capital on its consolidated combined balance sheet based on the excess net book value above the value of the consideration paid to AEI. The following table presents the historical carrying values of the assets acquired and liabilities assumed by ATLS, including the effect of cash transaction adjustments, as of February 17, 2011 (in thousands):

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

The Partnership reflected the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which the Transferred Business was acquired.

NOTE 4 – ACQUISITIONS

Rangely Acquisition

On June 30, 2014, the Partnership completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado from Merit Management Partners I, L.P., Merit Energy Partners III, L.P. and Merit Energy Company, LLC (collectively, “Merit Energy”) for approximately $409.4 million in cash, net of purchase price adjustments (the “Rangely Acquisition”). The purchase price was funded through borrowings under the Partnership’s revolving credit facility, the issuance of an additional $100.0 million of its 7.75% senior notes due 2021 (“7.75% Senior Notes”) (see Note 8) and the issuance of 15,525,000 common limited partner units (see Note 13). The Rangely Acquisition had an effective date of April 1, 2014. The Partnership’s consolidated financial statements reflected the operating results of the acquired business commencing June 30, 2014 with the transaction closing.

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 10). In conjunction with the issuance of common limited partner units associated with the acquisition, the Partnership recorded $11.6 million of transaction fees, which were included with common limited partners’ interests for the year ended December 31, 2014 on the Partnership’s consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as the Partnership continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	$4,041
Property, plant and equipment	405,876
Other assets, net	2,888
Total assets acquired	$412,805

Liabilities:
Accrued liabilities	2,117
Asset retirement obligation	1,305
Total liabilities assumed	3,422
Net assets acquired	$409,383

Revenues and net income of $41.5 million and $18.8 million, respectively, have been included in the Partnership’s consolidated statement of operations related to the Rangely Acquisition for the year ended December 31, 2014.

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	$5,268
Property, plant and equipment	723,842
Total assets acquired	$729,110

Liabilities:
Accounts payable	2,747
Asset retirement obligation	16,728
Total liabilities assumed	19,475
Net assets acquired	$709,635

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

Carrizo Acquisition

On April 30, 2012, the Partnership completed the acquisition of certain oil and natural gas assets from Carrizo Oil and Gas, Inc. (NASDAQ: CRZO; “Carrizo”) for approximately $187.0 million in cash (the “Carrizo Acquisition”). The purchase price was funded through borrowings under the Partnership’s credit facility and $119.5 million of net proceeds from the sale of 6.0 million of its common units at a negotiated purchase price per unit of $20.00, of which $5.0 million was purchased by certain executives of the Partnership. The common units were issued in a private transaction exempt from registration under the Securities Act (see Note 13). In conjunction with the issuance of common limited partner units associated with the acquisition, the Partnership recorded $1.2 million of transaction fees within common limited partners’ interests for the year ended December 31, 2012 on the Partnership’s consolidated balance sheet.

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

Pro Forma Financial Information

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the Rangely and EP Energy acquisitions, including the related borrowings, net proceeds from the issuance of debt and issuances of common and preferred units had occurred on January 1, 2013. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the Rangely and EP Energy acquisitions and related offerings had occurred on January 1, 2013 or the results that will be attained in future periods (in thousands, except per unit data; unaudited):

	Years Ended December 31,
	2014	2013
Total revenues and other	$731,561	$649,856
Net loss	(592,693)	(22,084)
Net loss attributable to common limited partners	(592,145)	(27,051)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(7.33)	$(0.33)

Other Acquisitions

On November 5, 2014, the Partnership and ATLS’s development subsidiary (the “Development Subsidiary”) completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $339.2 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $179.5 million was paid in cash by the Partnership and $19.7 million was paid by the Development Subsidiary at closing, and approximately $140.0 million will be paid over the four quarters following closing. The deferred portion of the purchase price represents a non-cash transaction for statement of cash flow purposes during the year ended December 31, 2014. The Partnership will pay approximately $24.0 million of the deferred portion of the purchase price in three quarterly installments beginning March 31, 2015. The Development Subsidiary will pay approximately $116.0 million of the deferred portion purchase price in four quarterly installments following closing. The Partnership may pay up to $20.0 million of its deferred portion of the purchase price by issuing its 8.625% Class D cumulative redeemable perpetual preferred units (“Class D Preferred Units”) at a price of $25.00 per unit (see Note 13). ARP recognized $2.8 million of gains on mark-to-market derivatives within other, net on the Partnership’s consolidated statement of operations for the year ended December 31, 2014 in connection with entering into derivative instruments upon signing the Eagle Ford Acquisition. In connection with the closing of the Eagle Ford Acquisition, the Partnership’s revolving credit facility was amended to increase the borrowing base to $900.0 million and to make certain amendments to allow for the deferred purchase payments (see Note 8). The Eagle Ford Acquisition had an effective date of July 1, 2014.

On May 12, 2014, the Partnership completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $97.9 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31,		Estimated Useful Lives
	2014	2013	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$441,548	$320,459
Pre-development costs	7,223	4,367
Wells and related equipment	2,962,202	2,164,760
Total proved properties	3,410,973	2,489,586
Unproved properties	217,174	211,536
Support equipment	37,062	23,005
Total natural gas and oil properties	3,665,209	2,724,127
Pipelines, processing and compression facilities	49,462	42,949	2 – 40
Rights of way	830	830	20 – 40
Land, buildings and improvements	9,160	9,462	3 – 40
Other	17,932	15,318	3 – 10
	3,742,593	2,792,686
Less – accumulated depreciation, depletion and amortization	(1,534,422)	(671,868)
	$2,208,171	$2,120,818

During the year ended December 31, 2014, the Partnership recognized $1.9 million of loss on asset disposal, primarily related to the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement. During the year ended December 31, 2013, the Partnership recognized $1.0 million of loss on asset disposal, primarily pertaining to the loss on the sale of its Antrim assets. During the year ended December 31, 2012, the Partnership recognized a $7.0 million loss on asset disposal, pertaining to its decision to terminate a farm out agreement with a third party for well drilling in the South Knox area of the New Albany Shale that was originally entered into in 2010. The farm out agreement contained certain well drilling targets for the Partnership to maintain ownership of the South Knox processing plant, which the Partnership’s management decided in 2012 not to achieve due to the then current natural gas price environment. As a result, the Partnership’s management forfeited its interest in the processing plant and related properties and recorded a loss related to the net book values of those assets during the year ended December 31, 2012.

During the year ended December 31, 2014, the Partnership recognized $555.7 million of asset impairment related to oil and gas properties within property, plant and equipment, net on its consolidated balance sheet for its Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014 through the impairment testing date in January 2015. During the year ended December 31, 2013, the Partnership recognized $38.0 million of asset impairments related to its oil and gas properties within property, plant and equipment, net on its consolidated balance sheet primarily for its shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. During the year ended December 31, 2012, the Partnership recognized $9.5 million of asset impairments related to its gas and oil properties within property, plant and equipment, net on its consolidated balance sheet for its shallow natural gas wells in the Antrim and Niobrara Shales. These impairments related to the carrying amounts of gas and oil properties being in excess of the Partnership’s estimate of their fair values at December 31, 2014, 2013 and 2012 and management’s intention not to drill on certain expiring unproved acreage. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

During the years ended December 31, 2014 and 2013, the Partnership recognized $25.0 million and $26.0 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Partnership’s consolidated statements of cash flows.

NOTE 6 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	December 31,
	2014	2013
Deferred financing costs, net of accumulated amortization of $21,139 and $11,948 at December 31, 2014 and 2013, respectively	$40,637	$35,292
Notes receivable	3,866	3,978
Other	5,578	3,551
	$50,081	$42,821

Deferred financing costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 8). Amortization expense of deferred financing costs was $8.6 million, $6.4 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the year ended December 31, 2014, the Partnership recognized $0.6 million for accelerated amortization of deferred financing costs associated with a reduction of the borrowing base under the revolving credit facility. During the year ended December 31, 2013, the Partnership also recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of its then-existing term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of its 7.75% Senior Notes (see Note 8). There was no accelerated amortization of deferred financing costs during the year ended December 31, 2012.

At December 31, 2014 and 2013, the Partnership had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Partnership’s consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain conditions, including an extension fee of 1.0% of the outstanding principal balance. For each of the years ended December 31, 2014 and 2013, $0.1 million of interest income was recognized within other, net on the Partnership’s consolidated statements of operations. There was no interest income recognized for the year ended December 31, 2012. At December 31, 2014 and 2013, the Partnership recorded no allowance for credit losses within its consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the notes receivable.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The Partnership recognized an estimated liability for the plugging and abandonment of its gas and oil wells and related facilities. The Partnership also recognized a liability for its future asset retirement obligations where a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considers the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability for asset retirement obligations was based on the Partnership’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its gas and oil properties, the Partnership determined that there were no other material retirement obligations associated with tangible long-lived assets.

The Partnership proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At December 31, 2014, the Drilling Partnerships had $47.6 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of the Partnership’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, the Partnership maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of December 31, 2014, the Partnership has withheld $1.6 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. The Partnership’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, the Partnership assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the Partnership’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the Partnership’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, the Partnership will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Years Ending December 31,
	2014	2013	2012
Asset retirement obligations, beginning of year	$89,776	$64,794	$45,779
Liabilities incurred	10,509	21,786	16,568
Liabilities settled	(1,532)	(1,188)	(546)
Accretion expense	5,645	4,384	2,993
Revisions	2,130	—	—
Asset retirement obligations, end of year	$106,528	$89,776	$64,794

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations. During the years ended December 31, 2014, 2013, and 2012, the Partnership incurred $7.0 million, $16.7 million, and $15.6 million, respectively, of future plugging and abandonment costs related to acquisitions it consummated (see Note 4).

NOTE 8 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31,
	2014	2013
Revolving credit facility	$696,000	$419,000
7.75 % Senior Notes – due 2021	374,544	275,000
9.25 % Senior Notes – due 2021	323,916	248,334
Total debt	1,394,460	942,334
Less current maturities	—	—
Total long-term debt	$1,394,460	$942,334

Credit Facility

On November 24, 2014, the Partnership entered into a Fifth Amendment to its Second Amended and Restated Credit Agreement dated July 31, 2013 with Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto, among the Partnership as borrower, the administrative agent and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a senior secured revolving credit facility with a syndicate of banks with a current borrowing base of $900.0 million and a maximum facility amount of $1.5 billion scheduled to mature in July 2018.

The Fifth Amendment was entered into in connection with the previously announced restructuring of the Partnership’s general partner and the sale of ATLS and its midstream assets (see Note 17). Among other things, the Fifth Amendment amended several definitions for the purpose of ensuring that the sale does not result in a Change of Control or Event of Default as defined in the Credit Agreement.

On September 24, 2014, in connection with its Eagle Ford Acquisition (see Note 4), the Partnership entered into a fourth amendment to the Credit Agreement. In connection with the closing of the Eagle Ford Acquisition, the borrowing base under the Partnership’s revolving credit facility was increased from $825.0 million to $900.0 million. The fourth amendment amended the Credit Agreement to permit the guarantee by the Partnership of certain deferred purchase price obligations and contingent indemnity obligations in connection with the Eagle Ford Acquisition, and, with certain constraints, to permit the Partnership and its subsidiaries to enter into certain derivative instruments related to the producing wells to be acquired in the Eagle Ford Acquisition.

On June 30, 2014, in connection with the Rangely Acquisition (see Note 4), the Partnership entered into a third amendment to the Credit Agreement. Among other things, pursuant to the third amendment:

•	the borrowing base was increased to $825.0 million;

•

if the borrowing base utilization is less than 25%, the Partnership will incur the applicable margin on Eurodollar loans of 1.50%, the applicable margin on alternative base rate loans of 0.50% and a commitment fee rate of 0.375%; and

•

the maximum ratio of Total Funded Debt to EBITDA was revised to be (i) 4.50 to 1.0 as of the last day of the quarters ended on June 30, 2014, September 30, 2014 and December 31, 2014, (ii) 4.25 to 1.0 as of the last day of the quarter ending on March 31, 2015 and (iii) 4.00 to 1.0 as of the last day of each quarter thereafter.

The Partnership’s borrowing base is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. At December 31, 2014, $696.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.4 million was outstanding at December 31, 2014. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of the Partnership’s material subsidiaries, and any non-guarantor subsidiaries of the Partnership are minor. Borrowings under the credit facility bear interest, at the Partnership’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. The Partnership is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Partnership’s consolidated statements of operations. At December 31, 2014, the weighted average interest rate on outstanding borrowings under the credit facility was 2.9%.

The Credit Agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of December 31, 2014. The Credit Agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than 4.50 to 1.0 as of the last day of the quarters ended on June 30, 2014, September 30, 2014 and December 31, 2014, 4.25 to 1.0 as of the last day of the quarter ending March 31, 2015, and 4.00 to 1.0 as of the last day of fiscal quarters ending thereafter, and a ratio of current assets (as defined in the Credit Agreement) to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s Credit Agreement, at December 31, 2014, the Partnership’s ratio of current assets to current liabilities was 1.2 to 1.0, and its ratio of Total Funded Debt to EBITDA was 3.6 to 1.0.

On February 23, 2015, the Partnership entered into a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) and a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) (see Note 17).

Senior Notes

At December 31, 2014, the Partnership had $374.5 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% Senior Notes”), including $100.0 million of such notes issued in a private placement transaction on June 2, 2014 at an offering price of 99.5% of par value, yielding net proceeds of approximately $97.4 million. The net proceeds were used to partially fund the Rangely Acquisition (see Note 4). The 7.75% Senior Notes were presented net of a $0.5 million unamortized discount as of December 31, 2014. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price as defined in the governing indenture, plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.

The Partnership entered into registration rights agreements with respect to its 7.75% Senior Notes. Under the registration rights agreements, the Partnership agreed to (a) file exchange offer registration statements with the SEC to exchange the privately issued notes for registered notes, (b) cause the exchange offer for the $275.0 million of 7.75% Senior Notes issued on January 23, 2013 to be consummated not later than 365 days after the issuance of such notes and (c) cause the exchange offer for the $100.0 million of 7.75% Senior Notes issued on June 2, 2014 to be consummated not later than 270 days after the issuance of such notes. A registration statement relating to the exchange offer for the $275.0 million of 7.75% Senior Notes issued January 23, 2013 was declared effective on December 2, 2013, and the exchange offer for such notes was completed on January 2, 2014.  A registration statement relating to the exchange offer for the $100.0 million of 7.75% Senior Notes issued June 2, 2014 was declared effective on October 17, 2014 and the exchange offer for such notes was completed on November 18, 2014.

At December 31, 2014, the Partnership had $323.9 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% Senior Notes”), including $75.0 million of such notes issued in a private placement transaction on October 14, 2014 at an offering price of 100.5% of par value, which yielded net proceeds of approximately $73.6 million. The 9.25% Senior Notes issued in October 2014 were presented net of a $0.4 million unamortized premium as of December 31, 2014. The 9.25% Senior Notes issued in July 2013 were presented net of a $1.5 million unamortized discount as of December 31, 2014. The Partnership used the net proceeds from this offering to fund a portion of its Eagle Ford Acquisition (see Note 4). Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time on or after August 15, 2017, the Partnership may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. In addition, at any time prior to August 15, 2016, the Partnership may redeem up to 35% of the 9.25% Senior Notes with the proceeds received from certain equity offerings at a redemption price of 109.250%. Under certain conditions, including if the Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, the Partnership must offer to repurchase the 9.25% Senior Notes.

In connection with the issuance of the $75.0 million of 9.25% Senior Notes on October 14, 2014, the Partnership entered into a registration rights agreement whereby the Partnership agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated not later than 270 days after the issuance of the 9.25% Senior Notes. Under certain circumstances, in lieu of, or in addition to, a registered exchange offer, the Partnership has agreed to file a shelf registration statement with respect to the 9.25% Senior Notes. If the Partnership fails to comply with its obligations to register the 9.25% Senior Notes within the specified time periods, the Partnership will be subject to additional interest, up to 1% per annum, until such time that the exchange offer is consummated or the shelf registration statement is declared effective, as applicable.

In connection with the issuance of the $250.0 million of 9.25% Senior Notes on July 30, 2013, the Partnership entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 30, 2014. On March 28, 2014, the registration statement relating to the exchange offer for the 9.25% Senior Notes was declared effective, and the exchange offer was completed on April 29, 2014.

The 7.75% Senior Notes and 9.25% Senior Notes are guaranteed by certain of the Partnership’s material subsidiaries. The guarantees under the 7.75% Senior Notes and 9.25% Senior Notes are full and unconditional and joint and several and any subsidiaries of the Partnership, other than the subsidiary guarantors, are minor. There are no restrictions on the Partnership’s ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

The indentures governing the 7.75% Senior Notes and 9.25% Senior Notes contain covenants, including limitations of the Partnership’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of December 31, 2014.

The aggregate amount of the Partnership’s debt maturities is as follows (in thousands):

Years Ended December 31:
2015	$—
2016	—
2017	—
2018	696,000
2019	—
Thereafter	700,000
Total principle maturities	1,396,000
Unamortized premium	364
Unamortized discounts	(1,904)
Total debt	$1,394,460

Total cash payments for interest by the Partnership were $58.7 million, $17.9 million and $3.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Management applies the principles of hedge accounting for derivatives qualifying as hedges. Accordingly, management formally documents all relationships between the Partnership’s hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest rate derivative contracts to the forecasted transactions. Management assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which are determined by management of the Partnership through the utilization of market data, will be recognized immediately within other, net in the Partnership’s consolidated statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income (loss) and reclassifies the portion relating to commodity derivatives within gas and oil production revenues and the portion relating to interest rate derivatives to interest expense within the Partnership’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized within other, net in the Partnership’s consolidated statements of operations as they occur.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its consolidated balance sheets of $269.3 million and $22.6 million at December 31, 2014 and 2013, respectively. Of the $185.9 million of deferred gains in accumulated other comprehensive income on the Partnership’s consolidated balance sheet at December 31, 2014, if the fair values of the instruments remain at current market values, the Partnership will reclassify $97.2 million of gains to gas and oil production revenue on its consolidated statement of operations over the next twelve month period as these contracts expire. Aggregate gains of $88.7 million of gas and oil production revenues will be reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future commodity price changes. In 2014 and 2013, approximately $8.7 million and $3.4 million of derivative gains were reclassified from other comprehensive income (loss) related to derivative instruments entered into during the years ended December 31, 2014 and 2013, respectively.

The following table summarizes the gains or losses recognized in the Partnership’s consolidated statements of operations for effective derivative instruments for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012
(Gain) loss reclassified from accumulated other comprehensive income:
Gas and oil production revenue	$7,084	$(9,722)	$(19,281)
Total	$7,084	$(9,722)	$(19,281)

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

Offsetting Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
As of December 31, 2014
Current portion of derivative assets	$141,464	$(98)	$141,366
Long-term portion of derivative assets	128,303	(370)	127,933
Total derivative assets	$269,767	$(468)	$269,299
As of December 31, 2013
Current portion of derivative assets	$2,664	$(773)	$1,891
Long-term portion of derivative assets	31,146	(4,062)	27,084
Current portion of derivative liabilities	4,341	(4,341)	—
Long-term portion of derivative liabilities	122	(122)	—
Total derivative assets	$38,273	$(9,298)	$28,975

Offsetting Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
As of December 31, 2014
Current portion of derivative liabilities	$(98)	$98	$—
Long-term portion of derivative liabilities	(370)	370	—
Total derivative liabilities	$(468)	$468	$—
As of December 31, 2013
Current portion of derivative assets	$(773)	$773	$—
Long-term portion of derivative assets	(4,062)	4,062	—
Current portion of derivative liabilities	(10,694)	4,341	(6,353)
Long-term portion of derivative liabilities	(189)	122	(67)
Total derivative liabilities	$(15,718)	$9,298	$(6,420)

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

In June 2012, the Partnership received approximately $3.9 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2015 through 2016. In conjunction with the early termination of these derivatives, the Partnership entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Partnership’s credit facility (see Note 8). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income (loss) and will be reclassified into the Partnership’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Partnership recognized losses of $7.1 million and gains of $9.7 million, and $19.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, on settled contracts covering commodity production. These gains and loss were included within gas and oil production revenue in the Partnership’s consolidated statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the years ended December 31, 2014, 2013, and 2012, respectively, for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At December 31, 2014, the Partnership had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	54,834,500	$4.226	$65,393
2016	53,546,300	$4.229	40,428
2017	46,320,000	$4.276	22,999
2018	35,760,000	$4.250	9,881
2019	9,720,000	$4.234	1,023
			$139,724

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	3,480,000	$4.234	$4,478
2015	Calls sold	3,480,000	$5.129	(59)
				$4,419

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	1,440,000	$4.000	$1,506
2016	Puts purchased	1,440,000	$4.150	1,261
				$2,767

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(7)
2015	5,250,000	$(0.082)	$153
			$153

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(8)
2015	5,040,000	$1.983	$4,630
			$4,630

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2015	8,064,000	$1.016	$4,011
			$4,011

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2015	1,512,000	$1.248	$829
			$829

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2015	1,512,000	$1.263	$826
			$826

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$1,851
2017	60,000	$83.780	984
			$2,835

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	1,743,000	$90.645	$58,765
2016	1,209,000	$87.360	28,663
2017	672,000	$85.669	12,248
2018	540,000	$85.466	8,595
			$108,271

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	Puts purchased	29,250	$83.846	$842
2015	Calls sold	29,250	$110.654	(8)
				$834
			Total net assets	$269,299

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable.
(7)	Fair value based on forward WAHA natural gas prices, as applicable
(8)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable.

At December 31, 2014, the Partnership had net cash proceeds of $0.2 million related to hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Partnership’s consolidated balance sheet. The Partnership will allocate the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts. The Partnership reflected the remaining hedge monetization proceeds within current and long-term portion of derivative payable to Drilling Partnerships on its consolidated balance sheets as of December 31, 2014 and 2013.

In June 2012, the Partnership entered into natural gas put option contracts, which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At December 31, 2014 and 2013, net unrealized derivative assets of $2.8 million and $1.4 million, respectively, were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At December 31, 2014, the Partnership had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 8), the Partnership is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. The Partnership, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Information for assets and liabilities measured at fair value at December 31, 2014 and 2013 was as follows (in thousands):

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative assets, gross
Commodity swaps	$—	$261,680	$—	$261,680
Commodity puts	—	2,767	—	2,767
Commodity options	—	5,320	—	5,320
Total derivative assets, gross	—	269,767	—	269,767
Derivative liabilities, gross
Commodity swaps	—	(401)	—	(401)
Commodity options	—	(67)	—	(67)
Total derivative liabilities, gross	—	(468)	—	(468)
Total derivatives, fair value, net	$—	$269,299	$—	$269,299

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative assets, gross
Commodity swaps	$—	$33,594	$—	$33,594
Commodity puts	—	1,374	—	1,374
Commodity options	—	3,305	—	3,305
Total derivative assets, gross	—	38,273	—	38,273
Derivative liabilities, gross
Commodity swaps	—	(14,624)	—	(14,624)
Commodity options	—	(1,094)	—	(1,094)
Total derivative liabilities, gross	—	(15,718)	—	(15,718)
Total derivatives, fair value, net	$—	$22,555	$—	$22,555

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership’s long-term debt at December 31, 2014 and  2013, which consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 8), were $1,219.8 million and $938.6 million, respectively, compared with the carrying amounts of $1,394.5 million and $942.3 million, respectively. At December 31 2014 and 2013, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 8), which bears interest at variable interest rates, approximated its estimated fair values. The estimated fair values of the Partnership’s Senior Notes were based upon the market approach and calculated using yields of the Partnership as provided by financial institutions and thus was categorized as a Level 3 value.

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

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Years Ended December 31,
	2014		2013
	Level 3	Total	Level 3	Total
Asset retirement obligations	$10,509	$10,509	$21,786	$21,786
Total	$10,509	$10,509	$21,786	$21,786

Management estimates the fair value of the Partnership’s long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. For the years ended December 31, 2014, 2013, and 2012, the Partnership recognized $573.8 million, $38.0 million, and $9.5 million, respectively, of impairment of long-lived assets which were defined as a Level 3 fair value measurements (see Note 2 – Impairment of Long-Lived Assets and Goodwill).

During the year ended December 31, 2014, the Partnership completed the Eagle Ford, Rangely and GeoMet acquisitions (see Note 4). During the year ended December 31, 2013, the Partnership completed the acquisition of certain oil and gas assets from EP Energy (see Note 4). During the year ended December 31, 2012, the Partnership completed the acquisitions of certain oil and gas assets from Carrizo, Titan, Equal and DTE (see Note 4). The fair value measurements of assets acquired and liabilities assumed for these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Eagle Ford, Rangely and GeoMet acquisitions as of their respective acquisition dates, which are reflected in the Partnership’s consolidated balance sheet as of December 31, 2014, are subject to change as the final valuations have not yet been completed, and such changes could be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Partnership’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 7). These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuations and are subject to change.

The fair value of the warrants associated with the Class C preferred units (see Note 13) was measured using a Black-Scholes pricing model which is based on Level 3 inputs including conversion price of $23.10, discount rate of 0.21% and estimated volatility rate of 35%.

NOTE 11 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Drilling Partnerships. The Partnership conducts certain activities through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. The Partnership serves as general partner and operator of the Drilling Partnerships and assumes customary rights and obligations for the Drilling Partnerships. As the general partner, the Partnership is liable for the Drilling Partnerships’ liabilities and can be liable to limited partners of the Drilling Partnerships if it breaches its responsibilities with respect to the operations of the Drilling Partnerships. The Partnership is entitled to receive management fees, reimbursement for administrative costs incurred and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

Relationship with Atlas Pipeline Partners, L.P. The Partnership’s general partner, ATLS, also maintains a general partner ownership interest in Atlas Pipeline Partners, L.P. (“APL”), a publicly traded Delaware master limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering, processing and treating of natural gas in the mid-continent and southwestern regions of the United States and gas gathering services in the Appalachian Basin in the northwest region of the United States. In the Chattanooga Shale, a portion of the natural gas produced by the Partnership is gathered and processed by APL. For the years ended December 31, 2014, 2013, and 2012, $0.3 million, $0.3 million, and $0.4 million, respectively, of gathering fees were paid by the Partnership to APL.

In addition, in Lycoming County, Pennsylvania, APL agreed to provide assistance in the design and construction management services for the Partnership with respect to a pipeline. The Partnership reimbursed approximately $1.8 million to APL for the year ended December 31, 2013.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership leases office space and equipment under leases with varying expiration dates. Rental expense was $16.7 million, $13.1 million, and $4.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum rental commitments for the next five years are as follows (in thousands):

Years Ended December 31,
2015	$3,903
2016	3,307
2017	3,090
2018	2,845
2019	1,307
Thereafter	3,093
$17,545

The Partnership is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. The Partnership has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, the Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and the Partnership may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by the Partnership to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of December 31, 2014, the management of the Partnership believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, the Partnership has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically from 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. The Partnership periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, the Partnership recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which the Partnership has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, the Partnership will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the years ended December 31, 2014, 2013, and 2012, $5.3 million, $9.6 million, and $6.3 million, respectively, of the Partnership’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

Certain of the Partnership’s executives are parties to employment agreements with ATLS that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

In connection with the Eagle Ford Acquisition (see Note 4), the Partnership guaranteed the Development Subsidiary’s deferred purchase obligation, whereby the Partnership provided a guaranty of timely payment of the deferred portion of the purchase price that is to be paid by the Development Subsidiary. Pursuant to the agreement between the Partnership and the Development Subsidiary, the Partnership will have the right to receive some or all of the assets acquired by the Development Subsidiary in the event of its failure to contribute its portion of any deferred payments. The deferred purchase obligation is included within accrued liabilities on the Partnership’s consolidated balance sheet at December 31, 2014.

In connection with the GeoMet Acquisition (see Note 4), the Partnership acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of the Partnership’s firm transportation obligations as of December 31, 2014 were as follows: 2015— $2.5 million; 2016—$2.4 million; 2017—$2.0 million; 2018—$1.8 million; 2019—$1.8 million; thereafter — $6.9 million.

In connection with the EP Energy Acquisition (see Note 4), the Partnership acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of the Partnership’s firm transportation obligations as of December 31, 2014 were as follows: 2015—$8.3 million; 2016—$2.1 million; and 2017 to 2019—none.

As of December 31, 2014, the Partnership is committed to expend approximately $18.9 million, principally on drilling and completion expenditures.

Legal Proceedings

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 13 –ISSUANCES OF UNITS

Equity Offerings

In October 2014, in connection with the Eagle Ford Acquisition (see Note 4), the Partnership issued 3,200,000 8.625% Class D preferred units at a public offering price of $25.00 per Class D preferred unit, yielding net proceeds of approximately $77.4 million from the offering, after deducting underwriting discounts and estimated offering expenses. The Partnership used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On January 15, 2015, the Partnership paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015 (see Note 14). The Partnership will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D preferred units rank senior to the Partnership’s common units and Class C convertible preferred units with respect to the payment of distributions and distributions upon a liquidation event and equal with the Partnership’s Class B convertible preferred units. The Class D preferred units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or converted into its common units in connection with a change in control. At any time on or after October 15, 2019, the Partnership may, at its option, redeem the Class D preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, the Partnership may redeem the Class D preferred units following certain changes of control, as described in the Certificate of Designation. If the Partnership does not exercise this redemption option upon a change of control, then holders of the Class D preferred units will have the option to convert the Class D preferred units into a number of Partnership common units per Class D preferred unit as set forth in the Certificate of Designation. If the Partnership exercises any of its redemption rights relating to the Class D preferred units, the holders of such Class D preferred units will not have the conversion right described above with respect to the Class D preferred units called for redemption.

In August 2014, the Partnership entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, the Partnership may sell from time to time through the Agents common units representing limited partner interests of the Partnership having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. The Partnership will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, the Partnership may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such Agent. As of December 31, 2014, no units have been sold under this program.

In May 2014, in connection with the Rangely Acquisition (see Note 4), the Partnership issued 15,525,000 of its common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit, yielding net proceeds of approximately $297.3 million. The units were registered under the Securities Act, pursuant to a shelf registration statement on Form S-3, which was automatically effective on the filing date of February 3, 2014.

In March 2014, in connection with the GeoMet Acquisition, the Partnership issued 6,325,000 of its common limited partner units (including 825,000 units pursuant to an over-allotment option) in a public offering at a price of $21.18 per unit, yielding net proceeds of approximately $129.0 million. The units were registered under the Securities Act, pursuant to a shelf registration statement on Form S-3, which was automatically effective on the filing date of February 3, 2014.

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

In May 2013, the Partnership entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution agreement, the Partnership could sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2013, the Partnership issued 309,174 common limited partner units under the equity distribution program for net proceeds of $6.9 million, net of $0.4 million in commissions and other offering costs paid. The Partnership utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility. The Partnership terminated this equity distribution agreement effective December 27, 2013.

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

The Partnership entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC by January 25, 2013 to register the resale of the common units issued on the acquisition closing date and those issuable upon conversion of the Class B preferred units. The Partnership agreed to use its commercially reasonable efforts to have the registration statement declared effective by March 31, 2013, and to cause the registration statement to be continuously effective until the earlier of (i) the date as of which all such common units registered thereunder are sold by the holders and (ii) one year after the date of effectiveness. On September 19, 2012, the Partnership filed a registration statement with the SEC in satisfaction of the registration requirements of the registration rights agreement, and the registration statement was declared effective by the SEC on October 2, 2012. On December 23, 2014, 3,796,900 of the Class B preferred units were voluntarily converted into common units and recorded within the Partnership’s consolidated statement of partners’ capital for the year ended December 31, 2014.

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

Common Unit Distribution

In February 2012, the board of directors of ATLS’s general partner approved the distribution of approximately 5.24 million of the Partnership’s common limited partner units which were distributed on March 13, 2012 to ATLS’s unitholders using a ratio of 0.1021 Partnership common limited partner units for each of ATLS’s common units owned on the record date of February 28, 2012.

NOTE 14 – CASH DISTRIBUTIONS

In January 2014, the Partnership’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program whereby it distributes all of its available cash (as defined in the partnership agreement) for that month to its unitholders within 45 days from the month end. Prior to that, the Partnership paid quarterly cash distributions within 45 days from the end of each calendar quarter. If the Partnership’s common unit distributions in any quarter exceed specified target levels, ATLS will receive between 13% and 48% of such distributions in excess of the specified target levels.

Distributions declared by the Partnership from its formation through December 31, 2014 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter/Month Ended	Cash Distribution per Common Limited Partner Unit		Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners		Total Cash Distribution to the General Partner’s Class A Units
May 15, 2012	March 31, 2012	$0.1200	(1)	$3,144	$—		$64
August 14, 2012	June 30, 2012	$0.4000		$12,891	$—		$263
November 14, 2012	September 30, 2012	$0.4300		$15,510	$1,652		$350
February 14, 2013	December 31, 2012	$0.4800		$21,107	$1,841		$618

May 15, 2013	March 31, 2013	$0.5100		$22,428	$1,957		$946
August 14, 2013	June 30, 2013	$0.5400		$32,097	$2,072		$1,884
November 14, 2013	September 30, 2013	$0.5600		$33,291	$4,248		$2,443
February 14, 2014	December 31, 2013	$0.5800		$34,489	$4,400		$2,891

March 17, 2014	January 31, 2014	$0.1933		$12,718	$1,467		$1,055
April 14, 2014	February 28, 2014	$0.1933		$12,719	$1,466		$1,055
May 15, 2014	March 31, 2014	$0.1933		$12,719	$1,466		$1,054
June 13, 2014	April 30, 2014	$0.1933		$15,752	$1,466		$1,279
July 15, 2014	May 31, 2014	$0.1933		$15,752	$1,466		$1,279
August 14, 2014	June 30, 2014	$0.1966		$16,029	$1,492		$1,377
September 12, 2014	July 31, 2014	$0.1966		$16,028	$1,493		$1,378
October 15, 2014	August 31, 2014	$0.1966		$16,032	$1,491		$1,378
November 14, 2014	September 30, 2014	$0.1966		$16,032	$1,492		$1,378
December 15, 2014	October 31, 2014	$0.1966		$16,033	$1,491		$1,378
January 14, 2015	November 30, 2014	$0.1966		$16,779	$745	(2)	$1,378

(1)

Represents a pro-rated cash distribution of $0.40 per common limited partner unit for the period from March 5, 2012, the date ATLS’s exploration and production assets were transferred to the Partnership, to March 31, 2012.

(2)	Excludes the initial Class D preferred unit quarterly distribution (see Note 13).

At December 31, 2014, the Partnership had 3.2 million of its 8.625% Class D Preferred Units outstanding (see Note 13).  On January 15, 2015, the Partnership paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015. The Partnership will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

On January 28, 2015, the Partnership declared a monthly distribution of $0.1966 per common unit for the month of December 31, 2014. The $18.9 million distribution, including $1.4 million and $0.7 million to the general partner and preferred limited partners, respectively, was paid on February 13, 2015 to unitholders of record at the close of business on February 9, 2015.

On February 23, 2015, the Partnership declared a monthly distribution of $0.1083 per common unit for the month of January 2015. The $9.9 million distribution, including $0.2 million and $0.4 million to the general partner and preferred limited partners, respectively, will be paid on March 17, 2015 to unitholders of record at the close of business on March 10, 2015.

NOTE 15 — BENEFIT PLAN

2012 Long-Term Incentive Plan

The Partnership’s 2012 Long-Term Incentive Plan (“2012 LTIP”), effective March 2012, provides incentive awards to officers, employees and directors and employees of the general partner and its affiliates, consultants and joint venture partners (collectively, the “Participants”), who perform services for the Partnership. The 2012 LTIP is administered by the board of the general partner, a committee of the board or the board (or committee of the board) of an affiliate (the “LTIP Committee”). Under the 2012 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 2,900,000 common limited partner units. At December 31, 2014, the Partnership had 2,257,492 phantom units, restricted units and restricted options outstanding under the 2012 LTIP with 135,663 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

Phantom Units

Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property. Phantom units are subject to terms and conditions determined by the LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the LTIP Committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by the Partnership with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the 2012 LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant. Of the phantom units outstanding under the 2012 LTIP at December 31, 2014, 317,587 units will vest within the following twelve months. All phantom units outstanding under the 2012 LTIP at December 31, 2014 include DERs. During the years ended December 31, 2014, 2013, and 2012, the Partnership paid $2.0 million, $1.9 million, and $0.7 million, respectively, with respect to the 2012 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheets.

The following table sets forth the 2012 LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	839,808	$24.31	948,476	$24.76	—	$—
Granted	264,173	19.43	145,813	21.87	949,476	24.76
Vested(1)	(274,414)	24.46	(215,981)	24.73	—	—
Forfeited	(30,375)	22.76	(38,500)	23.96	(1,000)	24.67
Outstanding, end of year(2)(3)	799,192	$22.70	839,808	$24.31	948,476	$24.76
Non-cash compensation expense recognized (in thousands)		$6,367		$9,166		$7,630

(1)

The intrinsic values of phantom unit awards vested during the years ended December 31, 2014 and 2013 were $5.4 million and $6.1 million, respectively. No phantom unit awards vested during the year ended December 31, 2012.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at December 31, 2014 was $8.6 million.
(3)

There was approximately $0.2 million and $0.1 million recognized as liabilities on the Partnership’s consolidated balance sheets at December 31, 2014 and 2013, respectively, representing 26,579 and 16,084 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $21.16 and $22.15 at December 31, 2014 and 2013, respectively.

At December 31, 2014, the Partnership had approximately $6.7 million in unrecognized compensation expense related to unvested phantom units outstanding under the 2012 LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.7 years.

Unit Options

A unit option is the right to purchase a Partnership common unit in the future at a predetermined price (the exercise price). The exercise price of each option is determined by the LTIP Committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted. The LTIP Committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method by which the exercise price may be paid by the Participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the 2012 LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 361,325 unit options outstanding under the 2012 LTIP at December 31, 2014 that will vest within the following twelve months. No cash was received from the exercise of options for the years ended December 31, 2014, 2013, and 2012.

The following table sets forth the 2012 LTIP unit option activity for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,482,675	$24.66	1,515,500	$24.68	—	$—
Granted	—	—	5,000	21.56	1,517,500	24.68
Exercised (1)	—	—	—	—	—	—
Forfeited	(24,375)	24.52	(37,825)	24.80	(2,000)	24.67
Outstanding, end of year(2)(3)	1,458,300	$24.66	1,482,675	$24.66	1,515,500	$24.68
Options exercisable, end of year(4)	730,775	$24.67	370,700	$24.67	—	$—
Non-cash compensation expense recognized (in thousands)		$1,700		$3,514		$3,198

(1)	No options were exercised during the years ended December 31, 2014, 2013 and 2012.
(2)	The weighted average remaining contractual life for outstanding options at December 31, 2014 was 7.4 years.
(3)	There was no aggregate intrinsic value of options outstanding at December 31, 2014. The aggregate intrinsic value of options outstanding at December 31, 2013 was approximately $1,000.
(4)

The weighted average remaining contractual life for exercisable options at December 31, 2014 and 2013 was 7.4 years and 8.4 years, respectively. There were no intrinsic values for options exercisable at December 31, 2014, 2013, and 2012.

At December 31, 2014, the Partnership had approximately $1.0 million in unrecognized compensation expense related to unvested unit options outstanding under the 2012 LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.1 years. The Partnership used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Expected dividend yield	—%	8.0%	5.9%
Expected unit price volatility	—%	35.5%	47.0%
Risk-free interest rate	—%	1.4%	1.0%
Expected term (in years)	—	6.31	6.25
Fair value of unit options granted	$—	$2.95	$6.10

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

NOTE 16 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Gas and oil production:
Revenues	$453,957	$266,783	$92,901
Operating costs and expenses	(176,194)	(97,237)	(26,624)
Depreciation, depletion and amortization expense	(223,358)	(129,729)	(47,000)
Asset impairment	(573,774)	(38,014)	(9,507)
Segment income (loss)	$(519,369)	$1,803	$9,770
Well construction and completion:
Revenues	$173,564	$167,883	$131,496
Operating costs and expenses	(150,925)	(145,985)	(114,079)
Segment income	$22,639	$21,898	$17,417
Other partnership management:(1)
Revenues	$58,039	$32,989	$43,232
Operating costs and expenses	(25,532)	(27,527)	(28,771)
Depreciation, depletion and amortization expense	(10,373)	(7,034)	(5,582)
Segment income (loss)	$22,134	$(1,572)	$8,879
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Gas and oil production	$(519,369)	$1,803	$9,770
Well construction and completion	22,639	21,898	17,417
Other partnership management	22,134	(1,572)	8,879
Total segment income (loss)	(474,596)	22,129	36,066
General and administrative expenses(2)	(72,349)	(78,063)	(69,123)
Chevron transaction expense(2)	—	—	(7,670)
Interest expense(2)	(62,144)	(34,324)	(4,195)
Loss on asset sales and disposal(2)	(1,869)	(987)	(6,980)
Net loss	$(610,958)	$(91,245)	$(51,902)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Gas and oil production	$453,957	$266,783	$92,901
Well construction and completion	173,564	167,883	131,496
Other partnership management	58,039	32,989	43,232
Total revenues	$685,560	$467,655	$267,629
Capital expenditures:
Gas and oil production	$193,129	$238,212	$119,622
Other partnership management	14,110	16,861	2,634
Corporate and other	5,395	8,464	4,970
Total capital expenditures	$212,634	$263,537	$127,226

	December 31,
	2014	2013
Balance sheet
Goodwill:
Gas and oil production	$—	$18,145
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250
	$13,639	$31,784
Total assets:
Gas and oil production	$2,537,296	$2,170,712
Well construction and completion	39,558	55,031
Other partnership management	65,796	56,493
Corporate and other	84,925	61,564
	$2,727,575	$2,343,800

(1) Includes revenues and expenses from well services, gathering and processing, administration and oversight, and other, net that do not meet the quantitative threshold for reporting segment information.

(2) Loss on asset sales and disposal, general and administrative expenses, Chevron transaction expense and interest expense have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 17 — SUBSEQUENT EVENTS

Atlas Energy Merger. On February 27, 2015, ATLS was acquired by Targa Resources Corp. (NYSE: TRGP) ("TRC") through the merger of a subsidiary of TRC with and into ATLS (the "Atlas Energy Merger").  Immediately prior to the closing of the Atlas Energy Merger, Atlas Energy transferred its assets and liabilities, other than those related to its midstream segment, to Atlas Energy Group, LLC (“Atlas Energy Group”), the Partnership’s general partner, and distributed, to the Atlas Energy unitholders of record as of February 25, 2015, approximately 26.0 million common units representing limited liability company interests in Atlas Energy Group. On March 2, 2015, Atlas Energy Group began trading on the NYSE under the symbol "ATLS."

Credit Facility Amendment. On February 23, 2015, the Partnership entered the Sixth Amendment with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Credit Agreement.  Among other things, the Sixth Amendment:

•	reduces the borrowing base under the Credit Agreement from $900.0 million to $750.0 million;

•	permits the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	if the borrowing base utilization (as defined in the Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revises the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarters ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

The Amendment was approved by the lenders and was effective on February 23, 2015.

Second Lien Term Loan Facility.  On February 23, 2015, the Partnership entered into a Second Lien Credit Agreement with Wilmington Trust, National Association, as administrative agent, and the lenders party thereto. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “Term Loan Facility”).  The Term Loan Facility matures on February 23, 2020.

The Partnership has the option to prepay the Term Loan Facility at any time, and are required to offer to prepay the Term Loan Facility with 100% of the net cash proceeds from the issuance or incurrence of any debt and 100% of the excess net cash proceeds from certain asset sales and condemnation recoveries. The Partnership is also required to offer to prepay the Term Loan Facility upon the occurrence of a change of control. All prepayments are subject to the following premiums, plus accrued and unpaid interest:

•

the make-whole premium (plus an additional amount if such prepayment is optional and funded with proceeds from the issuance of equity) for prepayments made during the first 12 months after the closing date;

•	4.5% of the principal amount prepaid for prepayments made between 12 months and 24 months after the closing date;

•	2.25% of the principal amount prepaid for prepayments made between 24 months and 36 months after the closing date; and

•	no premium for prepayments made following 36 months after the closing date.

The Partnership’s obligations under the Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee the Partnership’s existing first lien revolving credit facility. In addition, the obligations under the Term Loan Facility are guaranteed by the Partnership’s material restricted subsidiaries.  Borrowings under the Term Loan Facility bear interest, at the Partnership’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans.

The Second Lien Credit Agreement contains customary covenants that limit the Partnership’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in the Partnership’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables.

Under the Second Lien Credit Agreement, the Partnership may elect to add one or more incremental term loan tranches to the Term Loan Facility so long as the aggregate outstanding principal amount of the Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to.  Any such incremental term loans may not mature on a date earlier than February 23, 2020.

Cash Distributions. On February 23, 2015, the Partnership declared a monthly distribution of $0.1083 per common unit for the month of January 2015. The $9.9 million distribution, including $0.2 million and $0.4 million to the general partner and preferred limited partners, respectively, will be paid on March 17, 2015 to unitholders of record at the close of business on March 10, 2015.

On January 28, 2015, the Partnership declared a monthly distribution of $0.1966 per common unit for the month of December 31, 2014. The $18.9 million distribution, including $1.4 million and $0.7 million to the general partner and preferred limited partners, respectively, was paid on February 13, 2015 to unitholders of record at the close of business on February 9, 2015.

NOTE 18 — SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of the Partnership’s natural gas, oil and NGL reserve estimates was completed in accordance with its prescribed internal control procedures by its reserve engineers. The accompanying reserve information included below was derived from the reserve reports prepared for the Partnership’s annual Form 10-K for the years ended December 31, 2014, 2013 and 2012. Other than for the Partnership’s Rangely assets, for the periods presented, Wright and Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves related to the Partnership. The reserve information for the Partnership includes natural gas, oil and NGL reserves which are all located throughout the United States. The independent reserves engineer’s evaluation was based on more than 38 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. For the Partnership’s Rangely assets, Cawley, Gillespie, and Associates, Inc. was retained to prepare a report of proved reserves. The independent reserves engineer’s evaluation was based on more than 32 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. The Partnership’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by its Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 16 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by the Partnership’s senior engineering staff and management, with final approval by the Chief Operating Officer and President.

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last three years. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows as of December 31, 2014, 2013, and 2012 were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2014, 2013, and 2012, including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities included within the Partnership are as follows (unaudited):

	Gas (Mcf)	Oil (Bbls)(1)	NGLs (Bbls)(1)
Balance, January 1, 2012	157,676,431	1,646,299	—
Extensions, discoveries and other additions(2)	6,756,817	10,688	—
Sales of reserves in-place	—	—	—
Purchase of reserves in-place	462,504,519	7,485,998	16,212,356
Transfers to limited partnerships	—	—	—
Revisions(3)	(27,760,192)	(153,413)	206,091
Production	(25,403,318)	(120,736)	(356,550)
Balance, December 31, 2012	573,774,257	8,868,836	16,061,897
Extensions, discoveries and other additions(2)	90,098,219	8,255,531	8,197,272
Sales of reserves in-place	(2,755,155)	—	(4,625)
Purchase of reserves in-place	452,683,902	1,598	55,187
Transfers to limited partnerships	(2,485,210)	(239,910)	(258,381)
Revisions(4)	(88,484,472)	(1,412,371)	(3,826,744)
Production	(57,993,487)	(485,226)	(1,267,590)
Balance, December 31, 2013	964,838,054	14,988,458	18,957,016
Extensions, discoveries and other additions(2)	58,451,928	3,372,175	3,986,986
Sales of reserves in-place	(169,035)	(1,519)	(11,326)
Purchase of reserves in-place	80,142,428	36,237,043	3,567,531
Transfers to limited partnerships	(4,887,095)	(684,613)	(665,486)
Revisions	(5,322,543)	(4,640,898)	(2,689,373)
Production	(82,682,147)	(1,254,247)	(1,387,865)
Balance, December 31, 2014	1,010,371,590	48,016,399	21,757,483
Proved developed reserves at:
January 1, 2012	138,403,225	1,638,083	—
December 31, 2012	338,655,324	3,400,447	7,884,778
December 31, 2013	727,930,945	3,458,894	7,676,389
December 31, 2014	841,805,387	30,536,091	12,004,780
Proved undeveloped reserves at:
January 1, 2012	19,273,206	8,216	—
December 31, 2012	235,118,932	5,468,389	8,177,120
December 31, 2013	236,907,109	11,529,564	11,280,627
December 31, 2014	168,566,203	17,480,308	9,752,703

(1)	Oil includes NGL information at January 1, 2012, which was less than 500 MBbls.
(2)	Principally includes increases of proved reserves primarily due to the addition of Marble Falls wells.
(3)

Represents a downward revision and related impairment charge related to the Partnership’s shallow natural gas wells in Michigan and Colorado due to declines in the average 1st day of the month price for the year ended December 31, 2012 as compared with the year ended December 31, 2011.

(4)	Represents a downward revision primarily due to a reduction of the Partnership’s five year drilling plans in the Barnett Shale and pricing scenario revisions.

Capitalized Costs Related to Oil and Gas Producing Activities  The components of capitalized costs related to oil and gas producing activities of the Partnership during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2014	2013
Natural gas and oil properties:
Proved properties	$3,410,973	$2,489,586
Unproved properties	217,174	211,536
Support equipment	37,062	23,005
	3,665,209	2,724,127
Accumulated depreciation, depletion and amortization	(1,500,500)	(646,680)
Net capitalized costs	$2,164,709	$2,077,447

Results of Operations from Oil and Gas Producing Activities. The results of operations related to the Partnership’s oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues	$453,957	$266,783	$92,901
Production costs	(176,194)	(97,237)	(26,624)
Depreciation, depletion and amortization	(223,358)	(129,729)	(47,000)
Asset impairment(1)	(573,774)	(38,014)	(9,507)
	$(519,369)	$1,803	$9,770

(1)

During the year ended December 31, 2014, the Partnership recognized $573.8 million of asset impairment primarily consisting of $555.7 million related to oil and gas properties within property, plant, and equipment, net on its consolidated balance sheet for its Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income, and $18.1 million of goodwill impairment resulting from the decline in overall commodity prices. During the year ended December 31, 2013, the Partnership recognized $38.0 million of impairment primarily related to its shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. During the year ended December 31, 2012, the Partnership recognized $9.5 million of impairment related to its shallow natural gas wells in the Antrim and Niobrara Shales.

Costs Incurred in Oil and Gas Producing Activities.  The costs incurred by the Partnership in its oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Property acquisition costs:
Proved properties	$699,451	$798,941	$528,684
Unproved properties	10,978	895	213,638
Exploration costs(1)	722	1,053	1,026
Development costs	164,759	214,383	83,538
Total costs incurred in oil & gas producing activities	$875,910	$1,015,272	$826,886

(1)	There were no exploratory wells drilled during the years ended December 31, 2014, 2013, and 2012.

Standardized Measure of Discounted Future Cash Flows. The following schedule presents the standardized measure of estimated discounted future net cash flows relating to the Partnership’s proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the years ended December 31, 2014, 2013, and 2012, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels and includes the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Future cash inflows	$9,137,099	$5,145,835	$2,930,514
Future production costs	(4,106,976)	(2,347,592)	(1,185,084)
Future development costs	(1,150,837)	(746,725)	(441,423)
Future net cash flows	3,879,286	2,051,518	1,304,007
Less 10% annual discount for estimated timing of cash flows	(1,994,078)	(1,012,326)	(680,331)
Standardized measure of discounted future net cash flows	$1,885,208	$1,039,192	$623,676

Change in Standardized Discounted Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since the Partnership allocates taxable income to its owner, no recognition has been given to income taxes:

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$1,039,192	$623,676	$219,859
Increase (decrease) in discounted future net cash flows:
Sales and transfers of oil and gas, net of related costs	(263,684)	(167,581)	(54,969)
Net changes in prices and production costs	317,452	85,191	(87)
Revisions of previous quantity estimates	(33,526)	(1,881)	(6,378)
Development costs incurred	52,077	27,245	575
Changes in future development costs	(90,887)	(21,579)	—
Transfers to limited partnerships	(2,966)	(53,392)	—
Extensions, discoveries, and improved recovery less related costs	69,426	143,338	64
Purchases of reserves in-place	727,802	473,058	510,467
Sales of reserves in-place	(332)	(2,053)	—
Accretion of discount	103,919	62,368	21,986
Estimated settlement of asset retirement obligations	(16,690)	(18,858)	(2,823)
Estimated proceeds on disposals of well equipment	(22,036)	17,052	3,806
Changes in production rates (timing) and other	5,461	(127,392)	(68,824)
Outstanding, end of year	$1,885,208	$1,039,192	$623,676

NOTE 19 — QUARTERLY RESULTS (Unaudited)

	Fourth Quarter(1)	Third Quarter(1)	Second Quarter(1)	First Quarter(1)
	(in thousands, except unit data)
Year ended December 31, 2014:
Revenues	$190,804	$202,694	$134,717	$157,345
Net loss attributable to common limited partners and the general partner’s interests	$(586,720)	$(3,400)	$(24,945)	$(15,160)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(578,047)	$(6,393)	$(27,322)	$(17,164)
General partner’s interest	(8,673)	2,993	2,377	2,004
Net loss attributable to common limited partners and the general partner’s interests	$(586,720)	(3,400)	$(24,945)	$(15,160)
Net loss attributable to common unitholders per unit:
Basic	$(7.06)	$(0.08)	$(0.37)	$(0.28)
Diluted	$(7.06)	$(0.08)	$(0.37)	$(0.28)

(1)

For the first, second, third, and fourth quarters of the year ended December 31, 2014, approximately 820,000, 724,000, 797,000, and 791,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive. For the first, second, third, and fourth quarters of the year ended December 31, 2014, potential common limited partner units issuable upon conversion of the Partnership’s Class B and Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the first, second, third and fourth quarters of the year ended December 31, 2014, potential common limited partner units issuable upon exercise of the common unit warrants issued with the Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

(1)

For the first, second, third, and fourth quarters of the year ended December 31, 2013, approximately 998,000, 923,000, 835,000, and 846,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit because the inclusion of such units would have been anti-dilutive. For the first, second, third, and fourth quarters of the year ended December 31, 2013, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the third and fourth quarters of the year ended December 31, 2013, potential common limited partner units issuable upon conversion of the Partnership’s Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the fourth quarter of the year ended December 31, 2013, potential common limited partner units issuable upon exercise of the common unit warrants issued with the Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, excluding assets acquired in the Eagle Ford Shale in Atacosa County, Texas. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (COSO framework).

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

In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded, due to timing, the operations of our newly acquired assets in the Eagle Ford Shale, which were acquired in November 2014, from our December 31, 2014 Sarbanes-Oxley 404 review (see “Item 8. Financial Statements and Supplemental Data – Note 4”). In connection with this acquisition, we have entered into a transition service agreement with the previous owner. As a result, we did not begin to perform substantially all accounting control functions related to our Eagle Ford Acquisition until February 6, 2015. The Eagle Ford Shale acquisition constituted 7.7% of our total assets and 1.4% of our total revenues for the year ended December 31, 2014. We are continuing to integrate this system’s historical internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in our or the acquired system’s historical internal controls over financial reporting in future fiscal reporting periods. During the year ended December 31, 2014, we acquired certain assets in the Rangely field in northwestern Colorado. During the year ended December 31, 2013, we acquired assets from EP Energy. Both of these acquisitions have been fully integrated into our existing internal control environment in 2014. Other than the previously mentioned items, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Resource Partners, L.P.

We have audited the internal control over financial reporting of Atlas Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of ARP Eagle Ford, LLC, a wholly-owned subsidiary, whose financial statements reflect aggregate total assets and revenues constituting 7.7% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, the Eagle Ford Shale assets of ARP Eagle Ford, LLC were acquired during 2014. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of ARP Eagle Ford, LLC.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 2, 2015

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

As set forth in our partnership governance guidelines and in accordance with NYSE listing standards, the non-management members of our general partner’s board of directors meet in executive session regularly without management. The board member who presides at these meetings rotates each meeting. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chair of our audit committee, Mark Biderman. Correspondence to Mr. Biderman should be marked “Confidential” and sent to Mr. Biderman’s attention, c/o Atlas Resource Partners, L.P., 1845 Walnut Street, 10th Floor, Philadelphia, Pennsylvania 19103.

The independent board members comprise all of the members of the board’s committees: audit committee, compensation committee, investment committee, and environmental, health and safety committee.

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, personnel employed by Atlas Energy Group manage and operate our business. Some of the officers of our general partner may spend a substantial amount of time managing the business and affairs of Atlas Energy Group and its affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its services apart from its general partner and incentive distributions. We reimburse our general partner and its affiliates for all expenses incurred on our behalf. These expenses include the costs of employee, officer and board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner as determined by our general partner in its sole discretion, and does not set any aggregate limit on such reimbursements. Our general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business.

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Edward E. Cohen	76	Chief Executive Officer and President
Jonathan Z. Cohen	44	Executive Chairman of the Board
Mark C. Biderman	69	Director
DeAnn Craig	63	Director
Dennis A. Holtz	74	Director
Walter C. Jones	52	Director
Jeffrey F. Kupfer	47	Director
Ellen F. Warren	58	Director
Sean P. McGrath	43	Chief Financial Officer
Daniel C. Herz	38	Senior Vice President of Corporate Development & Strategy
Matthew A. Jones	53	Senior Vice President and President of ARP
Freddie M. Kotek	59	Senior Vice President of Investment Partnership Division
Lisa Washington	47	Vice President, Chief Legal Officer and Secretary
Jeffrey M. Slotterback	32	Chief Accounting Officer

Edward E. Cohen has been the Chief Executive Officer and President of our general partner since February 2015, and before that was Chairman and Chief Executive Officer since February 2012. Mr. Cohen was the Chairman of the Board of Atlas Energy’s general partner from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the Board and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until the consummation of the Chevron Merger in February 2011 (the “Chevron Merger”) and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. In addition, Mr. Cohen has been Chair of the Board of Directors of Resource America, Inc. (a publicly-traded specialized asset management company) since 1990 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chair of the Board of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in September 2005 until November 2009 and currently serves on its board; and Chair of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board of our general partner creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has served as the Executive Chairman of the Board of our general partner since February 2015, and before that was Vice Chairman since February 2012. Mr. Cohen served as Executive Chairman of the Board of Atlas Energy’s general partner from January 2012 until February 2015. Before that, he served as Chairman of the Board of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the Board of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as chairman of the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until the consummation of the Chevron Merger in February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of Atlas Pipeline GP from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until the consummation of the Chevron Merger in February 2011. Mr. Cohen has been a senior officer of Resource America, Inc. (a publicly-traded specialized asset management company) since 1998, serving as the Chief Executive Officer since 2004, President since 2003 and a director since 2002. Mr. Cohen has been Chief Executive Officer, President and a director of Resource Capital Corp. since its formation in 2005. Mr. Cohen is a son of Edward E. Cohen. Mr. Cohen’s extensive knowledge of the company resulting from his long length of service with the company and its predecessors, as well as his strong financial and industry experience, allow him to contribute valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board of our general partner creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus and raising debt and equity for such entities provides him with extensive experience and contacts that are valuable to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to our general partner’s Board to assist with our growth, operations and development. Mr. Cohen is able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

Mark C. Biderman has served as a director of our general partner since February 2015.  Mr. Biderman served as a director of Atlas Energy’s general partner from February 2011 to February 2015. Before that, he was a director of Atlas Energy, Inc. from July 2009 until February 2011. Mr. Biderman was Vice Chair of National Financial Partners Corp. (a publicly-traded financial services company) from September 2008 to December 2008. Before that, from November 1999 to

September 2008, he was National Financial’s Executive Vice President and Chief Financial Officer. From May 1987 to October 1999, he served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets Group (an investment banking firm) and its predecessor, Oppenheimer & Co., Inc. Mr. Biderman has served as a director and chair of the audit committee of Full Circle Capital Corporation (a publicly-traded investment company), as well as a member of its corporate governance and nominating committee, since August 2010. Mr. Biderman serves as a director, and chair of the compensation committee of Apollo Commercial Real Estate Finance, Inc. (a publicly-traded commercial real estate finance company) as well as a member of its audit committee, since November 2010. He has also served as a director and chair of the audit committee and as a member of the nominating and corporate governance committee of Apollo Residential Mortgage, Inc. (a publicly-traded residential real estate finance company) since July 2011. Mr. Biderman is a Chartered Financial Analyst. Mr. Biderman will bring over 40 years’ of business and financial experience to our board of directors, including his service as a chief financial officer for over eight years. Mr. Biderman will also bring more than nine years of collective service on various boards of directors as well as his service on the audit committees of four other companies, including Atlas Energy’s general partner. In addition, the board of directors will benefit from his business acumen and valuable financial experience.

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

Dennis A Holtz has served as a director of our general partner since February 2015. Mr. Holtz served as a director of Atlas Energy’s general partner from February 2011 until February 2015. Before that, he was a director of Atlas Energy, Inc. from February 2004 to February 2011. Mr. Holtz maintained a corporate and real estate law practice in Philadelphia and New Jersey from 1988 until his retirement in January 2008. During that period, Mr. Holtz was counsel for or corporate secretary of numerous private and public business entities, and this extensive experience with corporate governance issues was the reason he was chosen as chair of New Atlas’s nominating and governance committee. As a licensed attorney with approximately 50 years of business experience, Mr. Holtz will offer a unique and invaluable perspective into corporate governance matters. Additionally, Mr. Holtz has extensive knowledge of the energy industry, having served as a director of former affiliated companies of New Atlas for nine years.

Walter C. Jones has served as a director of our general partner since February 2015. Mr. Jones served as a director of Atlas Energy’s general partner from October 2013 until February 2015. From April 2010 to October 2013, Mr. Jones served as the U.S. Executive Director and Chief-of-Mission to the African Development Bank in Tunis, Tunisia, having been nominated for the position by President Barack Obama in 2009 and confirmed by the U.S. Senate in 2010. In that position, he represented the United States on the African Development Bank’s Board of Directors, and served as chair of the bank’s audit committee and vice-chair of both the ethics and development effectiveness committees. From June 2005 until May 2007, Mr. Jones served as the Head of Private Equity and General Counsel at GRAVITAS Capital Advisors, LLC (an independent advisory firm). From May 1994 to May 2005, and then again from September 2007 until April 2010, Mr. Jones was at the Overseas Private Investment Corporation, where he served as Manager for Asia, Africa, the Middle East, Latin America and the Caribbean, as well as a Senior Investment Officer in the Finance Department. Prior to that, Mr. Jones was an International Consultant at the Washington, D.C. firm of Neill & Co. Mr. Jones began his career at the law firm of Sidley & Austin where he was a transactions attorney specializing in leveraged buyouts. Mr. Jones is a seasoned energy company director, having previously served as a director and chair of the audit committee of Atlas Energy Resources, LLC from December 2006 until September 2009 and a director of Atlas Energy, Inc. from September 2009 until March 2010. Mr. Jones’ combination of private and public sector experience, as well as his international work, has afforded him a unique combination of management and leadership experience. Our board of directors will also benefit from his investment and transaction expertise as well as his valuable financial experience.

Jeffrey F. Kupfer has served as a director of our general partner since February 2015. Mr. Kupfer served as a director of Atlas Energy’s general partner from March 2014 until February 2015. Since October 2009, he has been an Adjunct Professor of Policy and Management at Carnegie Mellon University’s H. John Heinz III College. From February 2011 to January 2014, Mr. Kupfer served as a senior advisor for policy and government affairs at Chevron and from September 2009 to February 2011, Mr. Kupfer served as a Senior Vice President at Atlas Energy, Inc. Before that, Mr. Kupfer held a number of high level positions in the U.S. Department of Energy. From March 2008 to January 2009, he was the Acting Deputy Secretary and Chief Operating Officer and from October 2006 to March 2008, he was the Chief of Staff. Mr. Kupfer also worked in the White House as a Special Assistant to the President for Economic Policy in 2006, as the Executive Director of the President’s Panel on Federal Tax Reform in 2005, and as Deputy Chief of Staff at the U.S. Treasury Department from 2001 to 2005. Mr. Kupfer will bring to the board of directors extensive experience in the energy industry, as well his perspective as a former senior official in the U.S. government, which New Atlas views as complementary to the industry perspective of other members of the board of directors.

Ellen F. Warren has served as a director of our general partner since February 2015. Ms. Warren served as a director of Atlas Energy’s general partner from February 2011 until February 2015. Before that, she was a director of Atlas Energy, Inc. from September 2009 until February 2011. She is founder and President of OutSource Communications, a marketing communications firm that services corporate and nonprofit clients. Prior to founding OutSource Communications in August 2005, she was President of Levy Warren Marketing Media, a public relations and marketing firm she co-founded in March 1998. She was previously Vice President of Marketing/Communications for Jefferson Bank (a Philadelphia-based financial institution) from September 1992 to February 1998, and President of Diversified Advertising, Inc. (an advertising and marketing firm) from December 1984 to September 1992, where she provided marketing services to various industries, including the energy industry. Ms. Warren is a seasoned energy company director, having also served as an independent member of the board of Atlas Energy Resources, LLC from December 2006 until September 2009, where she chaired a special committee, and later on the board of Atlas Energy, Inc., and she will bring this extensive experience to our board of directors. As a member of the National Association of Corporate Directors, Ms. Warren will also offer expertise in corporate governance matters. Ms. Warren has extensive public relations, corporate communications and marketing experience, having founded and led various marketing communications firms and will be uniquely positioned to provide leadership to the board of directors in public relations and communications matters. Ms. Warren will also bring valuable management, communication, community involvement and leadership skills to the board of directors.

Sean P. McGrath has served as Chief Financial Officer of our general partner since February 2012. Mr. McGrath served as Chief Financial Officer of Atlas Energy’s general partner from February 2011 until February 2015. Mr. McGrath was Chief Accounting Officer of Atlas Energy, Inc. and Chief Accounting Officer of Atlas Energy Resources, LLC from December 2008 until February 2011. Mr. McGrath served as Chief Accounting Officer of Atlas Energy GP, LLC from January 2006 until November 2009 and as Chief Accounting Officer of Atlas Pipeline Partners GP, LLC from May 2005 until November 2009. Mr. McGrath was Controller of Sunoco Logistics Partners L.P. (a publicly-traded partnership that transports, terminals and stores refined products and crude oil) from 2002 until 2005. Mr. McGrath is a Certified Public Accountant.

Daniel C. Herz has served as Senior Vice President of Corporate Development and Strategy of our general partner since March 2012. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of Atlas Energy’s general partner from February 2011 until February 2015. Mr. Herz was Senior Vice President of Corporate Development of Atlas Pipeline Partners GP, LLC from August 2007 until February 2015. He also was Senior Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Energy Resources, LLC from August 2007 until February 2011. Before that, Mr. Herz was Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC from December 2004 and of Atlas Energy’s general partner from January 2006. Prior to joining Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC, Mr. Herz was an investment banker with Banc of America Securities from 1999 to 2003.

Matthew A. Jones has served as our general partner’s Senior Vice President and President of ARP since February 2015.  Before that, he was President and Director of our general partner from March 2012 until February 2015, and as Chief Operating Officer from March 2012 until October 2013. Mr. Jones served as a Senior Vice President of Atlas Energy’s general partner and President and Chief Operating Officer of the exploration and production division of Atlas Energy’s general partner from February 2011 until February 2015. Mr. Jones was Chief Financial Officer of Atlas Energy, Inc. from March 2005 until February 2011 and Executive Vice President of Atlas Energy, Inc. from October 2009 until February 2011. Mr. Jones was Chief Financial Officer of Atlas Energy Resources, LLC and Atlas Energy Management, Inc. from June 2006 until February 2011. Mr. Jones served as Chief Financial Officer of Atlas Energy GP, LLC from January 2006 until September 2009 and served as a member of the Board of Directors of Atlas Energy GP, LLC from February 2006 to February 2011. Mr. Jones served as Chief Financial Officer of Atlas Pipeline Partners GP, LLC from March 2005 to September 2009. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director, and in its Energy Investment Banking Group from 1999 to 2005. Mr. Jones is a Chartered Financial Analyst. Mr. Jones brings extensive financial and operational knowledge to our company and to the board of directors of our general partner, derived from his long background of service to our predecessors.

Freddie M. Kotek has served as Senior Vice President of Investment Partnership Division of our general partner since March 2012. Mr. Kotek served as Senior Vice President of the Investment Partnership Division of Atlas Energy’s general partner from February 2011 until February 2015. Mr. Kotek was an Executive Vice President of Atlas Energy, Inc. from February 2004 until February 2011 and served as a director from September 2001 until February 2004. Mr. Kotek also was Chief Financial Officer of Atlas Energy, Inc. from February 2004 until March 2005. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001 and Chief Executive Officer and President since January 2002. Mr. Kotek was a Senior Vice President of Resource America, Inc. from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly owned subsidiary of Resource America, Inc.) from 1995 until May 2004.

Lisa Washington has served as Vice President of our general partner since February 2015, and as Chief Legal Officer and Secretary of our general partner since February 2012. Ms. Washington served as Vice President, Chief Legal Officer and Secretary of Atlas Energy’s general partner from February 2011 until February 2015. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy GP, LLC from January 2006 to October 2009 and as a Senior Vice President from October 2008 to October 2009. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC from November 2005 to October 2009, a Senior Vice President from October 2008 to October 2009 and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy, Inc. from November 2005 until February 2011, a Senior Vice President from October 2008 until February 2011, and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy Resources, LLC from 2006 until February 2011, a Senior President from July 2008 until February 2011 and a Vice President from 2006 until July 2008. From 1999 to 2005, Ms. Washington was an attorney in the business department of the law firm of Blank Rome LLP.

Jeffrey M. Slotterback has served as Chief Accounting Officer of our general partner since March 2012. Mr. Slotterback served as Chief Accounting Officer of Atlas Energy’s general partner from March 2011 until February 2015. Mr. Slotterback was the Manager of Financial Reporting for Atlas Energy, Inc. from July 2009 until February 2011 and then served as the Manager of Financial Reporting for Atlas Energy GP, LLC from February 2011 until March 2011. Mr. Slotterback served as Manager of Financial Reporting for both Atlas Energy GP, LLC and Atlas Pipeline Partners GP, LLC from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant.

Key Operations Employees

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

Jerry Dominey has served as Senior Vice President of Exploration and Chief Geologist of our general partner since October 2013 and before that served as Vice President of Exploration and Chief Geologist of our general partner from March 2012 to October 2013. Mr. Dominey served as Vice President of Exploration and Chief Geologist of Atlas Energy’s general partner from September 2011 until February 2015. Prior to joining Atlas Energy GP, LLC, Mr. Dominey served in many roles during his 32 year career with Royal Dutch Shell, including serving as the Team Leader/Manager of Unconventional New Opportunities at Shell Exploration and Production Company and serving in its International New Business Development division. From 1999 to 2000, he worked as Geologic Advisor for PDO in Oman. From 1993 to 1999, he was Team Leader/Seismic Interpreter for Shell Angola E&P and Senior Geologist for Shell China. Mr. Dominey worked for Pecten International from 1988 to 1993 as Senior Geologist/Geophysicist. From 1979 to 1988, he worked as a Senior Geologist for Shell Western E&P and Shell Offshore, Inc.

Brad O. Eubanks has served as Senior Vice President of Land of our general partner since October 2013 and before that served as Vice President of Land of our general partner from March 2012 to October 2013. Mr. Eubanks served as Vice President of Land of Atlas Energy’s general partner from August 2011 until February 2015. Mr. Eubanks began his career with Shell Oil Company in 1970 as a Landman. From 1986 until 1998, he served as a District Land Manager for various regions of the country for Shell Oil. In 1998, he became Manager of Land and Acquisitions for Shell Louisiana Company. In 2001, he became Team Lead – Rockies for Shell Exploration & Production, Inc., and from December 2009 to July 2011, he served as Team Leader-Gulf of Mexico for Shell Offshore, Inc. Mr. Eubanks has served on the American Association of Professional Landmen’s board of directors from 2001 to 2011 and is a Certified Professional Landman.

Roger R. Myers has served as Vice President of Completion Services of our general partner since March 2012. Mr. Myers served as Vice President of Completion Services of Atlas Energy’s general partner from July 2011 until February 2015. Mr. Myers was the Manager of Completions – Unconventional Resources for EXCO Resources (PA), LLC from April 2008 until March 2011. From June 1998 until March 2008, he worked as the Northeast Region Technical Manager for BJ Services Company, U.S.A. and from February 1992 until June 1998, he was the Vice President Engineering and R & D for Clearwater, Inc. He joined Halliburton Services in August 1979 and served as an EIT, Field Engineer, Senior Field Engineer, Ohio Technical Advisor until he served as an Assistant District Manager from July 1990 until December 1991.

John W. Crook has served as Vice President of Environment, Health and Safety of our general partner since March 2012. Mr. Crook served as Operations & Compliance Chief of the Pennsylvania Department of Environmental Protection from March 2008 to March 2012 and Water Supply Supervisor from September 2001 to March 2008. During his time with the Pennsylvania Department of Environmental Protection, he assisted in developing new laws to deal with both public drinking water well design as well as oil and gas construction standards for pads, erosion and sedimentation, and mechanical integrity testing. He is a Licensed Professional Geologist in the State of Pennsylvania.  He also serves on the Board of Directors of the Pennsylvania Independent Oil & Gas Association and is an alternate member of the Board of Directors for the Marcellus Shale Coalition.

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

Joel S. Heiser has served as General Counsel and Assistant Secretary of our general partner since March 2012. Mr. Heiser served as the Associate General Counsel of Atlas Energy’s general partner from September 2011 until February 2015. From June 2010 until joining Atlas Energy GP, LLC, Mr. Heiser was the Vice President of Legal of EXCO Resources (PA), LLC, and was the Vice President, General Counsel and Assistant Secretary from December 2006 through May 2010 for EXCO Resources (PA), Inc. Mr. Heiser was Of Counsel at Bricker & Eckler LLP from January 2003 through December 2006, an Associate at Arter & Hadden LLP from July 1997 through December 2002 and an Associate at Climaco, Climaco, Seminatore, Lefkowitz & Garofoli LPA from January 1995 through July 1997.

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

            Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal year 2014 our general partner’s executive officers and directors and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements.

Committees of the Board of Directors of our General Partner

The standing committees of the board of directors of our general partner are the Audit Committee, the Compensation Committee, the Investment Committee and the Environmental, Health and Safety Committee. As discussed in Item 11 – Executive Compensation, neither we nor the board of directors of our general partner had a compensation committee for the year ended December 31, 2014. Until the separation, compensation of Atlas Energy’s senior executives who provide services to us was determined by Atlas Energy’s compensation committee.

Audit Committee. The Audit Committee’s duties include recommending to the board of directors of our general partner the independent public accountants to audit our financial statements and establishing the scope of, and overseeing, the annual audit. The committee also approves any other services provided by public accounting firms. The Audit Committee provides assistance to the board of directors of our general partner in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of internal audit function. The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that our management and the board of directors of our general partner have established. In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the committee and the independent auditors, internal accounting function and our management. All of the members of the Audit Committee meet the independence standards established by the NYSE and the Securities Exchange Act of 1934. The board of directors of our general partner has adopted a written charter for the Audit Committee. The members of the Audit Committee are Mr. Biderman, Mr. W. Jones and Mr. Kupfer. Mr. Biderman is the chairman and has been determined by the board of directors of our general partner to be an “audit committee financial expert,” as defined by SEC rules.

Compensation Committee. The principal functions of the Compensation Committee are to assist the board of directors in carrying out its responsibilities with respect to compensation. The Compensation Committee will evaluate the compensation paid or payable to the chief executive officer and our other named executive officers. The Compensation Committee will review compensation paid or payable under employee qualified benefit plans, employee stock option and restricted stock option plans, under individual employment agreements, and executive compensation and bonus programs. The Compensation Committee, together with senior management, also reviews compensation programs and benefits plans affecting our employees generally (in addition to those applicable to our executive officers), to determine that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. The

Compensation Committee will have the sole authority to select, retain and/or terminate independent compensation advisors. Ms. Warren and Mr. Holtz are the members of the Compensation Committee, with Ms. Warren acting as the chairperson. The board of directors has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and in accordance with the independence standards adopted by the board. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

Investment Committee. Messrs. Biderman, W. Jones and Kupfer are the members of the Investment Committee, with Mr. W. Jones acting as the chairman. The board of directors has determined that each of the members of the Investment Committee is independent, as defined by the rules of the NYSE and in accordance with any independence standards adopted by the board. The principal functions of the Investment Committee are to assist the board in reviewing management investment practices, policies, strategies, transactions and performance, as well as evaluating and monitoring existing and proposed investments.

Environmental, Health and Safety Committee. The Environmental, Health and Safety Committee assists the board of directors of our general partner in determining whether we have appropriate policies and management systems in place with respect to environment, health and safety and related matters. The committee monitors the adequacy of our policies and management for addressing environmental, health and safety matters consistent with prudent exploration and production industry practices. The Environmental, Health and Safety Committee monitors and reviews compliance with applicable environmental, health and safety laws, rules and regulations. The committee reviews actions taken by management with respect to deficiencies identified or improvements recommended. The members of the Environmental, Health and Safety Committee are Dr. Craig, Mr. Holtz and Mr. Kupfer. Dr. Craig serves as chair of the committee.

Code of Business Conduct and Ethics, Partnership Governance Guidelines and Committee Charters

We have adopted a code of business conduct and ethics that applies to the principal executive officer, principal financial officer and principal accounting officer of our general partner, as well as to persons performing services for us generally. We have also adopted partnership governance guidelines.  Our general partner has adopted charters for the audit committee, compensation committee and environmental, health and safety committee. We will make a printed copy of our code of ethics, our partnership governance guidelines and committee charters available to any unitholder who so requests. Requests for print copies may be directed to us as follows: Atlas Resource Partners, L.P., Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, Pennsylvania 15275-1011, Attention: Secretary. The code of business conduct and ethics, the partnership governance guidelines and our committee charters are also posted, and any waivers we grant to our code of business conduct and ethics will be posted, on our website at www.atlasresourcepartners.com.

Role in Risk Oversight

General

The role in risk oversight of the board of directors of our general partner (the “Board”) recognizes the multifaceted nature of risk management. The Board has empowered several of its committees with aspects of risk oversight. We administer our risk oversight function through the Audit Committee, which monitors material enterprise risks, and the Environmental, Health and Safety Committee, which assists in determining whether appropriate policies and management systems are in place with respect to environment, health and safety and related matters and monitors and reviews compliance with applicable environmental, health and safety laws, rules and regulations. In order to assist in its oversight function, the Audit Committee oversaw the creation of the enterprise risk management committee consisting of senior officers from our various divisions that are responsible for day-to-day risk oversight. The Audit Committee meets with the members of the enterprise risk management committee as needed to discuss our risk management framework and related areas. It also reviews any major transactions or decisions affecting our risk profile or exposure, and reviews with counsel legal compliance and legal matters that could have a significant impact on our financial statements. The Audit Committee also oversees our internal audit function and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. The Audit Committee incorporates its risk oversight function into its regular reports to the board of directors of our general partner. The Environmental, Health and Safety Committee reviews actions taken by management with respect to deficiencies identified or improvements recommended.

In addition to these committees’ role in overseeing risk management, the full board of directors of our general partner regularly engages in discussions of the most significant risks that we face and how these risks are being managed. Our general partner’s senior executives will provide regular updates about our strategies and objectives and the risks inherent within them at board and committee meetings and in regular reports. Board and committee meetings will also provide a venue for directors to discuss issues of concern with management. The Board and committees may call special meetings when necessary to address specific issues or matters that should be addressed before the next regularly scheduled meeting. In addition, our directors have access to our management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues will attend board meetings to provide additional insight into items being discussed, including risk exposures.

Compensation Programs

Historically

Atlas Energy’s compensation policies and programs were intended to encourage those employees who provide services to us to remain focused on both our short-term and long-term goals. Annual incentives were intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance and/or that of the divisions for which the officer was responsible. Atlas Energy believed that the focus on revenue growth and distributable cash flow in making incentive bonus awards and unit price performance in granting equity awards provides a check on excessive risk taking. In addition, Atlas Energy adopted a clawback policy that allows it to recoup any excess incentive compensation paid to its NEOs if the financial results on which the awards were based are materially restated due to fraud, illegal or intentional misconduct or gross negligence of the executive officer. Our Code of Business Conduct and Ethics, which applies to all our general partner’s officers and directors, further seeks to mitigate the potential for inappropriate risk taking. We also prohibit hedging transactions involving our units so our officers and directors cannot insulate themselves from the effects of our unit price performance.

Atlas Energy’s compensation committee, together with senior management, also reviewed compensation programs and benefits plans affecting employees generally (in addition to those applicable to its executive officers who provide services to us), and Atlas Energy has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Atlas Energy also believed that its incentive compensation arrangements provide incentives that did not encourage risk-taking beyond its ability to effectively identify and manage significant risks; were compatible with effective internal controls and its and our risk management practices; and were supported by the oversight and administration of Atlas Energy’s compensation committee with regard to executive compensation programs.

Going Forward

The Atlas Energy Group Compensation Committee has only recently been formed.  Our policies and executive compensation philosophy will be developed and established by the Atlas Energy Group Compensation Committee.

ITEM 11:	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

As discussed above, until the separation, the compensation committee of Atlas Energy’s general partner made compensation decisions for our NEOs. Our general partner’s compensation committee, which we refer to as the “Atlas Energy Group Compensation Committee,” has only recently been formed. This Compensation Discussion and Analysis describes the historical compensation practices of Atlas Energy Compensation Committee and attempts to outline certain aspects of our anticipated compensation structure for our senior executive officers following the separation.

The persons who serve as our general partner’s Chief Executive Officer and President, Chief Financial Officer, Executive Chairman of the Board, Senior Vice President of Corporate Development and Strategy, and Senior Vice President and President of ARP are identified below, and each of such individuals was an executive officer of Atlas Energy until the separation. The historical decisions relating to their compensation as executive officers of Atlas Energy in 2014 and prior years were made by the Atlas Energy Compensation Committee. Following the separation, the compensation of our executive officers will be determined by the Atlas Energy Group Compensation Committee consistent with the compensation and benefit plans, programs and policies adopted by our general partner.

For purposes of the following Compensation Discussion and Analysis and executive compensation disclosures, the individuals listed below are collectively referred to as our or Atlas Energy’s “Named Executive Officers” or “NEOs.”

•	Edward E. Cohen, Chief Executive Officer and President

•	Sean P. McGrath, Chief Financial Officer

•	Jonathan Z. Cohen, Executive Chairman of the Board

•	Daniel C. Herz, Senior Vice President, Corporate Development and Strategy

•	Matthew A. Jones, Senior Vice President and President of ARP

Initially, our compensation policies will be substantially the same as those employed by Atlas Energy. The Atlas Energy Group Compensation Committee will review these policies and practices and, it is expected, will make adjustments to support both our and our general partner’s strategies and to remain market competitive. The following sections of this Compensation Discussion and Analysis describe Atlas Energy’s compensation philosophy, policies and practices as they applied to the Named Executive Officers identified above during 2014.

We did not, nor will we in the future, directly compensate our NEOs. Historically, Atlas Energy allocated the compensation of our executive officers between activities on behalf of us and activities on behalf of itself and its other affiliates based upon an estimate of the time spent by such persons on activities for us and for Atlas Energy and its other affiliates. Because Atlas Energy employed our NEOs, its compensation committee, comprised solely of Atlas Energy independent directors, was responsible for designing our compensation objectives and methodology, and evaluating the compensation to be paid to our NEOs. Going forward, we anticipate that we will employ the same allocation process vis a vis our general partner and us.

Compensation Objectives

Historically

An understanding of our executive compensation program begins with our program objectives.

•

Aligning the interests of our executives and unitholders.  We sought to align the interests of our executives with those of our unitholders through equity-based compensation and executive unit ownership requirements.

•

Linking rewards to performance.  We sought to implement a pay-for-performance philosophy by tying a significant portion of our executives’ compensation to their achievement of financial goals that were linked to our business strategy and each executive’s contributions towards the achievement of those goals.

•	Offering competitive compensation. We sought to offer an executive compensation program that was competitive and that helped us attract, motivate and retain top performing executives.

The Atlas Energy Compensation Committee believed that a significant portion of executive compensation should be variable and based on defined performance goals and/or unit price change (i.e., “at risk”). Our program met this goal by delivering compensation in the form of equity and other performance-based awards.

Going Forward

As noted above, since the Atlas Energy Group Compensation Committee has only recently been formed, our policies and executive compensation philosophy will be developed and established by the Atlas Energy Group Compensation Committee.

Governance of Executive Compensation

Compensation Committee

Historically

The Atlas Energy Compensation Committee was responsible for designing Atlas Energy’s compensation objectives and methodology, and evaluating the compensation to be paid to Atlas Energy’s NEOs. The Atlas Energy Compensation Committee was also responsible for administering Atlas Energy’s clawback policy, stock ownership guidelines and employee benefit plans, including incentive plans.

The Compensation Committee was comprised solely of independent directors of the Atlas Energy board.

Going Forward

The Atlas Energy Group Compensation Committee has recently been formed. Its responsibilities are identical to those of the Atlas Energy Compensation Committee and it is comprised solely of independent directors.

Chief Executive Officer

Historically

The Atlas Energy Chief Executive Officer made recommendations to the Atlas Energy Compensation Committee regarding the salary, bonus and incentive compensation component of each of the other NEO’s total compensation. The Atlas Energy Chief Executive Officer provided the Atlas Energy Compensation Committee with key elements of Atlas Energy’s and the other NEOs’ performance during the year. The Atlas Energy Chief Executive Officer, at the Atlas Energy Compensation Committee’s request, might attend committee meetings solely to provide insight into Atlas Energy’s and the other NEOs’ performance, as well as the performance of other comparable companies in the same industry.

Going Forward

Since the Atlas Energy Group Compensation Committee has only recently been formed, the role of our Chief Executive Officer in making recommendations will be developed and established by the Atlas Energy Group Compensation Committee.

Independent Compensation Consultant

Historically

For 2014, the Atlas Energy Compensation Committee engaged Mercer (US) Inc., an independent compensation consulting firm, to provide information and objective advice regarding executive compensation.  All of the decisions with respect to our NEOs’ compensation were made by the Atlas Energy Compensation Committee.

Mercer evaluated awards made to Atlas Energy’s NEOs (which included all of our NEOs against a peer group and Mercer’s compensation survey data for the oil and gas industry.  Mercer worked with Atlas Energy’s senior management to develop a peer group in 2012 that reflected as close as possible, Atlas Energy’s business mix, structure and size.  The peer group was comprised of 14 oil and gas companies with the majority having revenues ranging from ½ to 2 times Atlas Energy’s revenues, which are near the median. The 2014 peer group was the same as the peer group used in 2013.

A critical criterion in the Atlas Energy Compensation Committee’s selection of Mercer to provide executive and director compensation consulting services was the fact that Mercer did not provide any other services to Atlas Energy or its affiliated companies.  In addition to reaffirming this on an annual basis, Atlas Energy also conducted a search of its accounts payable system to confirm that no Mercer affiliates were providing services outside of the compensation consulting services. As discussed in “Item 10: Directors, Executive Officers and Corporate Governance - Code of Business Conduct and Ethics, Partnership Governance Guidelines and Audit Committee Charter” and “Item 13: Certain Relationships and Related Transactions, and Director Independence,” we have a code of business conduct and ethics as well as a related party transaction policy which governs potential conflicts of interest. Our directors and officers were also required to complete questionnaires on a regular basis which allowed us to review whether there were any potential conflicts as a result of personal or business relationships. There were no business or personal relationships between the consultants from Mercer who work with Atlas Energy and our directors and executive officers other than the compensation consulting described herein.

Going Forward

The Atlas Energy Group Compensation Committee will need to select compensation consultants and other advisors and may initially choose to use the same consultants and advisors as those used by the Atlas Energy Compensation Committee. The Atlas Energy Group Compensation Committee will also work with the selected compensation consultant to develop a peer group that reflects, as closely as possible, the business mix, structure, and size of Atlas Energy Group.

Timing of Compensation Decision Process

Historically

The Atlas Energy Compensation Committee made its determination on compensation amounts shortly after the close of Atlas Energy’s and our fiscal year.  In the case of base salaries, the committee recommended the amounts to be paid for the new fiscal year.  In the case of annual bonus and long-term incentive compensation, the committee determined the amount of awards based on the most recently concluded fiscal year.

We and Atlas Energy typically paid cash awards and issued equity awards in February of each year, although the Atlas Energy Compensation Committee had the discretion to recommend salary adjustments and the issuance of equity awards at other times during the fiscal year.

Going Forward

The Atlas Energy Group Compensation Committee will need to determine the process by which it makes compensation decisions, and may initially choose to use the process as that used by the Atlas Energy Compensation Committee.

Elements of our Compensation Program

Historically

Base Salary

Base salary was intended to provide fixed compensation to the NEOs for their performance of core duties that contributed to our success.  Base salaries were not intended to compensate individuals for their extraordinary performance or for above average company performance.

Annual Incentives

Annual incentives were intended to tie a significant portion of each of the NEO’s compensation to Atlas Energy’s annual performance and/or that of its subsidiaries or divisions for which the officer is responsible. Generally, the higher the level of responsibility of the executive within Atlas Energy, the greater was the incentive component of that executive’s target total cash compensation. The Atlas Energy Compensation Committee could recommend awards of performance-based bonuses and discretionary bonuses.

Performance-Based Bonuses

Atlas Energy had an Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, to award bonuses for achievement of predetermined performance objectives during a 12-month performance period, generally Atlas Energy’s and our fiscal year.  Awards under the Senior Executive Plan were paid in cash or in a combination of cash and time-vesting equity of Atlas Energy.  A portion of the cash amount awarded to our participating NEOs was allocated to us.

During 2014, the Atlas Energy Compensation Committee approved 2014 bonus awards to be paid from a bonus pool for all NEOs other than Mr. Herz, who had not historically been an Atlas Energy NEO. The theoretical bonus pool was equal to a maximum of 10% of the distributable cash flow of Atlas Energy’s entire enterprise, but actual amounts awarded have been much less. One of two goals for 2014 had to be met before any bonuses would be paid:

•	distributable cash flow at least 80% of the average distributable cash flow allocable to Atlas Energy for the past three years; and

•	average production volumes at least 80% of the average production volumes (which for us means production volumes and for APL means gathered volumes) for the past three years.

The goals were set early in the year, but actual awards were ultimately determined by the Atlas Energy Compensation Committee’s year-end evaluation that also evaluated other factors as set forth below.

In the event that distributable cash flow included any capital transaction gains in excess of $50 million, then only 10% of that excess was included in the bonus pool.  Distributable cash flow meant the sum of (i) cash available for distribution by Atlas Energy, including the distributable cash flow of any of its subsidiaries (including our company), regardless of whether such cash was actually distributed, plus (ii) to the extent not otherwise included in distributable cash flow, any realized gain on the sale of securities, including securities of a subsidiary, less (iii) to the extent not otherwise included in distributable cash flow, any loss on the sale of securities, including securities of a subsidiary.  A return of Atlas Energy’s capital investment in a subsidiary was not intended to be included and, accordingly, if distributable cash flow included proceeds from the sale of all or substantially all of the assets of a subsidiary, the amount of such proceeds to be included in distributable cash flow would be reduced by Atlas Energy’s basis in the subsidiary.

The maximum award, expressed as a percentage of Atlas Energy’s estimated 2014 distributable cash flow, for each participant was as follows: Mr. E. Cohen, 3.40% ($15,600,000); Mr. J. Cohen, 3.00% ($13,700,000); Mr. Jones, 1.60% ($7,300,000); and Mr. McGrath, 0.80% ($3,700,000). Mr. Herz did not participate in the Senior Executive Plan in 2014.

Pursuant to the terms of the Senior Executive Plan, the Atlas Energy Compensation Committee had discretion to recommend reductions, but not increases, in maximum awards under the Senior Executive Plan.  In making its decisions, the Atlas Energy Compensation Committee considered factors, including growth of reserves, growth in production, processing and intake of natural gas, total market and distribution return to Atlas Energy’s unitholders, and health and safety performance.

Discretionary Bonuses

In exceptional circumstances, discretionary bonuses could be awarded to recognize individual and group performance without regard to limitations otherwise in effect.

Long-Term Incentives

The Atlas Energy Compensation Committee believes that Atlas Energy’s long-term success depends upon aligning its and our executives’ and unitholders’ interests.  To support this objective, Atlas Energy provided our executives with various means to become significant equity holders, including awards under our 2012 Long-Term Incentive Plan, which we refer to as our Plan. The Atlas Energy Compensation Committee administered our Plan. Our NEOs were also eligible to receive awards under Atlas Energy’s 2006 Long-Term Incentive Plan (the “Atlas Energy 2006 Plan”) and its 2010 Long-Term Incentive Plan (the “Atlas Energy 2010 Plan”), which we refer to as the Atlas Energy Plans. Under all of the plans, the Atlas Energy Compensation Committee might recommend grants of equity awards in the form of options and/or phantom units. Generally, the unit options and phantom units vested over a three or four year period.

Going Forward

The Atlas Energy Group Compensation Committee will adopt and develop practices and procedures with respect to compensation decisions relating to base salary, annual incentives, and long-term incentives within the framework of the compensation plans adopted by Atlas Energy Group, which initially will be substantially similar to Atlas Energy’s compensation plans. Additional information about the new Atlas Energy Group 2015 Long-Term Incentive Plan is set forth under “—Atlas Energy Group 2015 Long-Term Incentive Plan.”

The Atlas Energy Group Compensation Committee will develop a process for establishing financial and non-financial performance goals that will be structured around its and our business goals and will provide appropriate incentives to our executive officers. We expect that the target levels for the annual incentive and long-term incentive compensation opportunities of our Named Executive Officers will be set based on each Named Executive Officer’s post-separation level of responsibility and competitive market rates.

In addition, in connection with the separation, outstanding Atlas Energy equity awards held by our employees generally, including our Named Executive Officers, were treated as follows:

•

Each option to purchase Atlas Energy common units converted into an adjusted Atlas Energy option and an Atlas Energy Group option. The exercise price and number of units subject to each option were adjusted in order to preserve the aggregate intrinsic value of the original Atlas Energy option as measured immediately before and immediately after the separation, subject to rounding.

•

Holders of Atlas Energy phantom unit awards retained those awards and also received an Atlas Energy Group phantom unit award covering a number of Atlas Energy Group common units that that reflects the distribution to Atlas Energy unitholders, determined by applying the distribution ratio to Atlas Energy phantom unit awards as though they were actual Atlas Energy common units.

•

Immediately following the separation and distribution, all Atlas Energy Group options and phantom unit awards were cancelled and settled for the implied value of an Atlas Energy Group common unit less, in the case of Atlas Energy Group options, the applicable exercise price. All Atlas Energy Group options and phantom unit awards were settled in cash, subject to a specified aggregate cap on the amount of cash that may be distributed in respect of all Atlas Energy Group equity awards held by employees and non-employee directors.  If the cap is exceeded, then any amounts payable to holders of New Atlas equity awards in excess of the cap will be settled in New Atlas common units.

•	The adjusted Atlas Energy equity awards were cancelled and converted or settled as provided in the Atlas merger agreement.

Our equity awards were not adjusted in connection with the separation and remain outstanding in accordance with their respective terms.

Additional Information Concerning Executive Compensation

Historically

Deferred Compensation

All Atlas Energy’s employees had the ability to participate in its 401(k) plan, which was a qualified defined contribution plan designed to help participating employees accumulate funds for retirement.  In July 2011, Atlas Energy established the Atlas Energy Executive Excess 401(k) Plan (the “Excess 401(k) Plan”), a non-qualified deferred compensation plan that was designed to permit individuals who exceed certain income thresholds and who might be subject to compensation and/or contribution limitations under its 401(k) plan to defer an additional portion of their compensation.  The purpose of the Excess 401(k) Plan was to provide participants with an incentive for a long-term career with Atlas Energy by providing them with an appropriate level of replacement income upon retirement. Under the Excess 401(k) Plan, a participant could contribute to an account an amount up to 10% of annual cash compensation (which means a participant’s salary and non-performance-based bonus) and up to 100% of all performance-based bonuses. Atlas Energy was obligated to make matching contributions on a dollar-for-dollar basis of the amount deferred by the participant subject to a maximum matching contribution equal to 50% of the participant’s base salary for any calendar year.  Atlas Energy did not pay above-market or preferential earnings on deferred compensation.  Participation in the Excess 401(k) Plan was available pursuant to the terms of an individual’s employment agreement or at the designation of the Atlas Energy Compensation Committee.  Messrs. E. Cohen and J. Cohen were the only participants in the Excess 401(k) Plan.  For further details, please see the 2014 Non-Qualified Deferred Compensation table. A portion of both the deferred amounts and the matching contributions are allocated to us

Post-Termination Compensation

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

The Atlas Energy Compensation Committee considered the following in entering into these agreements:

•

“Double trigger” severance payments—Change in control severance benefits (base salary and bonus payments) to each NEO should be paid pursuant to a “double-trigger,” which means that to receive such benefits employment must terminate both: (1) as a result of a qualifying termination of employment, where his position with Atlas Energy changed substantially and was essentially an involuntary termination, and (2) after a change in control.

•

Benefit multiple—The Compensation Committee determined the benefit multiple, that is, the cash severance amount based on each executive’s salary and bonus, after consideration of comparable market practices provided to the Committee by Mercer.

No Hedging of Company Stock

All of Atlas Energy’s employees were prohibited from hedging their company stock.

No Tax Gross Ups

Atlas Energy did not provide tax reimbursements to our NEOs.

Perquisites

At the discretion of the Atlas Energy Compensation Committee, we provided perquisites to our NEOs.  In 2014, these benefits were limited to providing automobile allowances or automobile related expenses to Messrs. E. Cohen, Jones and Herz.

Going Forward

The Atlas Energy Group Compensation Committee will adopt and develop practices and procedures with respect to compensation decisions relating to deferred compensation, post-termination compensation, hedging, tax gross-ups and perquisites within the framework of the compensation plans adopted by Atlas Energy Group, which initially will be substantially similar to Atlas Energy’s compensation plans.

Determination of 2014 Compensation Amounts

Following its review of Mercer’s analyses, in the fall of 2014, the Atlas Energy Compensation Committee began to prepare for the executive compensation process by discussing the schedule for upcoming meetings and reviewing a proposed calendar.  The Atlas Energy Compensation Committee held meetings in October to review and discuss the compensation philosophy.  In January 2015, the Atlas Energy Compensation Committee met with Mercer, with our Chief Executive Officer in attendance, to evaluate Atlas Energy’s and our company’s performance and to approve annual payouts to NEOs as well as long-term incentive grants to senior employees.

Base Salary

In January 2015, the Atlas Energy Compensation Committee determined that then current base salaries for our NEOs were appropriate. The portion of the 2014 base salaries allocated to us are as follows: Mr. E. Cohen—$380,000; Mr. J. Cohen—$266,000; Mr. Jones—$320,000; Mr. McGrath—$180,000; and Mr. Herz—$120,000.

Annual Incentives

After the end of the 2014 fiscal year, the Atlas Energy Compensation Committee considered incentive awards pursuant to the Senior Executive Plan based on the year’s performance. In determining the actual amounts to be paid to the NEOs, the Atlas Energy Compensation Committee considered both individual and company performance. Our Chief Executive Officer made recommendations of incentive award amounts based upon Atlas Energy’s performance as well as the performance of its subsidiaries, including our company’s; however, the Atlas Energy Compensation Committee had the discretion to approve, reject, or modify the recommendations.

The committee confirmed that Atlas Energy had achieved not one, but both, of the threshold performance standards permitting bonus payments under the Senior Executive Plan. Although the committee recognized the continued strong performance of its and our NEOs, it took into account the current challenging state of the industry and the year’s negative return to Atlas Energy unitholders and decided to sharply reduce bonus payments from those paid in the prior year and made awards that were on average, 68% less than the total amount of the 2013 awards, far below the maximum level for any of Atlas Energy’s NEOs.

At this time, in view of evolving corporate governance standards, the committee decided to continue to implement a compensation strategy that was weighted toward providing variable compensation (bonus and equity awards) versus fixed salaries.  This was consistent with the approach the Atlas Energy Compensation Committee took in 2013.  The amount of the cash awards that was allocated to us was as follows:  Mr. E. Cohen—$760,000; Mr. J. Cohen—$760,000; Mr. Jones—$600,000; and Mr. McGrath—$270,000.   As noted above, Mr. Herz did not participate in the Senior Executive Plan during 2014, but he was awarded a cash bonus, $225,000 of which was allocated to us.

For 2014, the Compensation Committee did not award any discretionary bonuses.

Long-Term Incentives

To address the significant competition for capable energy executives, in June 2014, the Atlas Energy Compensation Committee made continuity awards of ATLS phantom units (with DERs) to a number of executives, including to our NEOs as follows: 240,000 phantom units to each of Messrs. E. Cohen and J. Cohen; 47,000 phantom units to Mr. McGrath; 60,000 phantom units to Mr. Jones and 75,000 phantom units to Mr. Herz. The awards were to vest 25% on each anniversary of the grant but, as described under “—Elements of our Compensation Program—Going Forward,” these units, as a result of the separation, were cancelled and converted into a right to receive the merger consideration and Atlas Energy Group phantom units.

The amounts and forms of compensation reported below are not necessarily indicative of the compensation that our executive officers will receive following the separation, which could be higher or lower, because historical compensation was determined by Atlas Energy’s Compensation Committee based in part on Atlas Energy’s performance and because future compensation levels at our company will be determined based on the compensation policies, programs and procedures to be established by the Atlas Energy Group Compensation Committee for those individuals employed by us following the separation.

The following tables set forth the compensation allocation to us for fiscal years 2014, 2013 and 2012 for our NEOs.  As required by SEC guidance, the tables also disclose awards under the Atlas Energy Plans.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Unit awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)
Edward E. Cohen, Chief Executive Officer and President	2014	380,000		15,583,198		760,000	1,815,584	(3)	18,538,782
	2013	380,000	—	1,799,988	—	456,000	1,027,426		3,663,414
	2012	672,115	—	3,700,500	2,135,000	2,062,500	784,697		9,354,812

Sean P. McGrath, Chief Financial Officer	2014	180,000		3,411,694	—	270,000	236,718	(4)	4,098,412
	2013	157,500	—	499,973	—	270,000	159,851		1,087,324
	2012	100,000	—	1,233,500	305,000	220,000	73,824		1,932,324

Jonathan Z. Cohen, Executive Chairman of the Board	2014	266,000		15,083,221		760,000	1,591,764	(5)	17,700,985
	2013	266,000	—	1,599,968	—	456,000	922,444		3,244,412
	2012	460,462	—	3,700,500	2,135,000	1,971,000	699,660		8,966,622

Matthew A. Jones, Senior Vice President, President of ARP	2014	320,000		4,945,806		600,000	591,211	(6)	6,457,017
	2013	320,000	—	1,099,995	—	600,000	479,010		2,499,005
	2012	286,770	—	2,467,000	1,372,500	1,320,000	252,151		5,698,421

Daniel C. Herz, Senior Vice President of Corporate Development and Strategy	2014	120,000	225,000	4,869,769		—	509,621	(7)	5,724,390
	2013	105,000	225,000	499,973		—	396,113		1,226,086
	2012	84,000	240,000	1,726,900	610,000	—	222,603		2,883,503

(1)

Unit awards include bonus payments attributable to 2013 performance grants. For fiscal year 2014, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Plans. The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy units (February 2014 and June 2014). Atlas Energy awards granted in 2014 were largely continuity grants. See “Compensation Discussion & Analysis—Determination of 2014 Compensation Amounts—Historically—Long-Term Incentives.” Such continuity grants were not awarded annually (the last such grants had been made in fiscal year 2011). Atlas Energy grants in fiscal year 2013 were awarded as part of the bonus process. For fiscal year 2013, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Plans. For fiscal year 2012, the amounts reflect the grant date fair value of the phantom units under our Plan.

(2)

The amounts in this column reflect the grant date fair value of options awarded under our Plan calculated in accordance with FASB ASC Topic 718. See Item 8: Financial Statements and Supplementary Data—Note 15 for further discussion regarding assumptions made in fair value valuation.

(3)

Comprised of (i) payments on DERs of $233,209 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $974,168 with respect to the phantom units awarded under the Atlas Energy Plans, (iii) a matching contribution of $190,000 under the Atlas Energy Deferred Compensation Plan, (iv) distribution of $417,134 under the Atlas Energy Deferred Compensation Plan and (v) tax, title and insurance premiums for Mr. E. Cohen’s automobile.

(4)

Comprised of (i) payments on DERs of $77,736 with respect to the phantom units awarded under our Plan and (ii) payments on DERs of $158,982 with respect to the phantom units awarded under the Atlas Energy Plans.

(5)

Comprised of (i) payments on DERs of $233,209 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $865,653 with respect to the phantom units awarded under the Atlas Energy Plans, (iii) a matching contribution of $133,000 under the Atlas Energy Deferred Compensation Plan, (iv) distribution of $297,953 under the Atlas Energy Deferred Compensation Plan; and (v) $61,949 paid under the agreement relating to Lightfoot.

(6)

Comprised of (i) payments on DERs of $155,473 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $428,210 with respect to the phantom units awarded under the Atlas Energy Plans; and (iii) an automobile allowance.

(7)

Comprised of (i) payments on DERs of $108,831 with respect to the phantom units awarded under our Plan, (ii) payments on DERs of $397,910 with respect to the phantom units awarded under the Atlas Energy Plans; and (iii) an automobile allowance.

2014 Grants of Plan-Based Awards

	Estimated possible payments under non-equity incentive plan awards(1)				All other stock awards:	Grant date fair value of unit
Name	Threshold ($)	Target ($)	Maximum ($)	Grant date	Number of units(2)	awards ($)(3)
Edward E. Cohen	N/A	N/A	15,600,000	2/18/14	109,589	4,799,998
				6/26/14	240,000	10,783,200
Sean P. McGrath	N/A	N/A	3,700,000	2/18/14	29,680	1,299,984
				6/26/14	47,000	2,111,710
Jonathan Z. Cohen	N/A	N/A	13,700,000	2/18/14	98,174	4,300,021
				6/26/14	240,000	10,783,200
Matthew A. Jones	N/A	N/A	7,300,000	2/18/14	51,370	2,250,006
				6/26/14	60,000	2,695,800
Daniel C. Herz	N/A	N/A	N/A	2/18/14	34,247	1,500,019
				6/26/14	75,000	3,369,750

(1)

Represents performance-based bonuses under the Senior Executive Plan which may be paid in cash and/or equity. As discussed under “Compensation Discussion and Analysis—Elements of our Compensation Program—Annual Incentives—Performance-Based Bonuses,” the Compensation Committee set performance goals based on Atlas Energy’s distributable cash flow and established maximum awards, but not minimum or target amounts, for each eligible NEO. The February 2014 awards represent bonuses attributable to 2013 performance.

(2)	Represents phantom units granted under the Atlas Energy Plans.
(3)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.

Employment Agreements and Potential Payments Upon Termination

or Change of Control

Atlas Energy had employment agreements with our NEOs that provided for severance compensation to be paid if their employment was terminated under certain conditions.

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

The separation constituted a termination for good reason by each of these executives under their employment agreements, and their agreements terminated on effective February 27, 2015.

Edward E. Cohen

Effective May 16, 2011, Atlas Energy entered into an employment agreement with Mr. Cohen to secure his service as President and Chief Executive Officer. The agreement had a term of three years, which automatically renewed daily, unless terminated before the expiration of the term pursuant to the termination provisions of the agreement. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Cohen’s compensation cost to us based upon an estimate of the time spent by Mr. Cohen on our activities.

The agreement provided for an initial annual base salary of $700,000, which could be increased at the discretion of the board of directors of Atlas Energy’s general partner. Mr. Cohen was entitled to participate in any short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided by Atlas Energy for senior level executives generally. Mr. Cohen participated in the Excess 401(k) Plan, under which he could elect to defer up to 10% of his total annual cash compensation, which Atlas Energy was required ot match on a dollar-for-dollar basis up to 50% of his annual base salary. See “2014 Non-Qualified Deferred Compensation.” During the term of the agreement, Atlas Energy was required to maintain a term life insurance policy on Mr. Cohen’s life which provided a death benefit of $3 million, which could be assumed by Mr. Cohen upon a termination of employment.

The agreement provides the following benefits in the event of a termination of employment:

•

Upon termination of employment due to death, all equity awards held by Mr. Cohen would accelerate and vest in full upon the later of the termination of employment or six months after the date of grant of the awards (“Acceleration of Equity Vesting”), and Mr. Cohen’s estate was entitled to receive, in addition to payment of all accrued and unpaid amounts of base salary, vacation, business expenses and other benefits (“Accrued Obligations”), a pro-rata bonus for the year of termination, based on the actual bonus that would have been earned had the termination of employment not occurred, determined and paid consistent with past practice (the “Pro-Rata Bonus”).

•

Atlas Energy could terminate Mr. Cohen’s employment if he had been unable to perform the material duties of his employment for 180 days in any 12-month period because of physical or mental injury or illness, but Atlas Energy was required to pay his base salary until it acted to terminate his employment. Upon termination of employment due to disability, Mr. Cohen would receive the Accrued Obligations, all amounts payable under Atlas Energy’s long-term disability plans, three years’ continuation of group term life and health insurance benefits (or, alternatively, Atlas Energy could elect to pay him cash in lieu of such coverage in an amount equal to three years’ healthcare coverage at COBRA rates and the premiums it would have paid during the three-year period for such life insurance) (such coverage, the “Continued Benefits”), Acceleration of Equity Vesting, and the Pro-Rata Bonus.

•

Upon termination of employment by Atlas Energy without cause or by Mr. Cohen for good reason, Mr. Cohen would be entitled to either (i) if he did not execute and not revoke a release of claims against Atlas Energy, payment of the Accrued Obligations, or (ii), in addition to payment of the Accrued Obligations, if he executed and did not revoke a release of claims against Atlas Energy, (A) a lump-sum cash payment in an amount equal to three times his average compensation (which was defined as the sum of (1) his annualized base salary in effect immediately before the termination of employment plus (2) the average of the bonuses earned for the three years preceding the year in which the termination occurs), (B) Continued Benefits for three years, (C) the Pro-Rata Bonus, and (D) Acceleration of Equity Vesting.

•	Upon a termination by Atlas Energy for cause or by Mr. Cohen without good reason, he was entitled to receive payment of the Accrued Obligations.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Cohen would be reduced such that the total payments to the executive which were subject to Internal Revenue Code Section 280G were no greater than the Section 280G “safe harbor amount” if he would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Cohen, which would have been allocated to us if a termination event had occurred as of December 31, 2014.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$1,140,000	$—	$$27,552,759
Disability	9,527,925	21,661	26,434,420
Termination by Atlas Energy without cause or by Mr. Cohen for good reason	9,527,925	21,661	35,962,344

(1)	Dental and medical benefits were calculated using 2014 COBRA rates.
(2)

Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End” table. The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2014. The payments relating to unit awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.

Jonathan Z. Cohen

Effective May 16, 2011, Atlas Energy entered into an employment agreement with Mr. Cohen to secure his service as Executive Chairman of the Board. The agreement had a term of three years, which automatically renewed daily, unless terminated before the expiration of the term pursuant to the termination provisions of the agreement. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Cohen’s compensation cost to us based upon an estimate of the time spent by Mr. Cohen on our activities.

The agreement provided for an initial annual base salary of $500,000, which could be increased at the discretion of the board of directors of Atlas Energy’s general partner. Mr. Cohen was entitled to participate in any short-term and long-term incentive programs and health and welfare plans of Atlas Energy and receive perquisites and reimbursement of business expenses, in each case as provided by Atlas Energy for senior level executives generally. Mr. Cohen participated in the Excess 401(k) Plan, under which he could elect to defer up to 10% of his total annual cash compensation, which Atlas Energy was required to match on a dollar-for-dollar basis up to 50% of his annual base salary. See “2014 Non-Qualified Deferred Compensation.” During the term of the agreement, Atlas Energy was required to maintain a term life insurance policy on Mr. Cohen’s life which provided a death benefit of $2 million, which could be assumed by Mr. Cohen upon a termination of employment.

The agreement provided the same benefits in the event of a termination of employment as described above in Mr. E. Cohen’s employment agreement summary.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Cohen would be reduced such that the total payments to the executive which were subject to Internal Revenue Code Section 280G were no greater than the Section 280G “safe harbor amount” if he would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Cohen, which would have been allocated to us if a termination event had occurred as of December 31, 2014.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$760,000	$—	$23,690,202
Disability	8,710,926	31,740	22,961,942
Termination by us without cause or by Mr. Cohen for good reason	8,710,926	31,740	31,672,868

(1)	Dental and medical benefits were calculated using 2014 COBRA rates.
(2)

Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End” table. The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2014. The payments relating to unit awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.

Matthew A. Jones

In November 2011, Atlas Energy entered into an employment agreement with Matthew A. Jones. Under the agreement, Mr. Jones had the title of Senior Vice President and President of the Exploration and Production Division of Atlas Energy. The agreement had an effective date of November 4, 2011 and an initial term of two years, which automatically renewed daily after the first anniversary of the agreement for one year terms. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Jones’s compensation cost to us based upon an estimate of the time spent by Mr. Jones on our activities.

The agreement provided for an initial annual base salary of $280,000. Mr. Jones was entitled to participate in any of Atlas Energy’s short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided for Atlas Energy’s senior executives generally.

The agreement provided the following benefits in the event of a termination of employment:

•

Upon a termination by Atlas Energy for cause or by Mr. Jones without good reason, he was entitled to receive payment of accrued but unpaid base salary and (to the extent required to be paid under company policy) amounts of accrued but unpaid vacation, in each case through the date of termination (together, the “Accrued Obligations”).

•

Upon a termination of employment due to death or disability (defined as Mr. Jones being physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and the determination by Atlas Energy’s general partner’s board of directors, in good faith based upon medical evidence, that he was unable to perform his duties), all equity awards held by Mr. Jones would accelerate and vest in full upon such termination (“Acceleration of Equity Vesting”), and Mr. Jones or his estate was entitled to receive in one cash payment, in addition to payment of all Accrued Obligations and any accrued but unpaid bonus earned for any year before the date of termination, a pro-rata amount in respect of the bonus granted to the executive for the fiscal year in which the termination occurs in an amount equal to the bonus earned by Mr. Jones for the prior fiscal year multiplied by a fraction, the numerator of which was the number of days in the fiscal year in which the termination occurs through the date of termination, and the denominator of which was the total number of days in such fiscal year (the “Pro-Rata Bonus”). In addition, his family was entitled to company-paid health insurance for the one-year period after his death.

•

Upon a termination of employment by Atlas Energy without cause (which, for purposes of the “Acceleration of Equity Vesting” includes a non-renewal of the agreement) or by the executive for good reason, Mr. Jones was entitled to either:

•

if Mr. Jones did not timely execute (or revoked) a release of claims against Atlas Energy, payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus; or

•

in addition to payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus, if Mr. Jones timely executed and did not revoke a release of claims against Atlas Energy:

●

a lump-sum cash severance payment in an amount equal to two times his average compensation (which is the sum of his then-current base salary and the average of the cash bonuses earned for the three calendar years preceding the year in which the termination occurs);

●

healthcare continuation at active employee rates for two years (or, where such coverage would have a negative tax effect to Atlas Energy’s healthcare plan or Mr. Jones, Atlas Energy could elect to pay Mr. Jones cash in lieu of such coverage at COBRA rates); and

•	Acceleration of Equity Vesting.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Jones would be reduced such that the total payments to the executive which were subject to Section 280G were no greater than the Section 280G “safe harbor amount” if Mr. Jones would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Jones, which would have been allocated to us if a termination event had occurred as of December 31, 2014.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$0	$14,226	$10,177,305
Disability	0	14,226	10,177,305
Termination by us without cause or by Mr. Jones for good reason	2,586,667	28,452	12,778,197

(1)	Dental and medical benefits were calculated using 2014 active employee rates.
(2)

Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End” table. The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2014. The payments relating to unit awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.

Daniel C. Herz

In November 2011, Atlas Energy entered into an employment agreement with Daniel C. Herz. Under the agreement, Mr. Herz had the title of Senior Vice President – Corporate Development and Strategy. The agreement has an effective date of November 4, 2011 and an initial term of two years, which automatically renewed daily after the first anniversary of the agreement for one year terms. As discussed above under “Compensation Discussion and Analysis,” Atlas Energy allocated a portion of Mr. Herz’s compensation cost to us based upon an estimate of the time spent by Mr. Herz on our activities.

The agreement provided for an initial annual base salary of $280,000. Mr. Herz was entitled to participate in any of Atlas Energy’s short-term and long-term incentive programs and health and welfare plans and receive perquisites and reimbursement of business expenses, in each case as provided by Atlas Energy for senior executives generally.

The agreement provided the following benefits in the event of a termination of employment:

•

Upon a termination by Atlas Energy for cause or by Mr. Herz without good reason, he was entitled to receive payment of accrued but unpaid base salary and (to the extent required to be paid under company policy) amounts of accrued but unpaid vacation, in each case through the date of termination (together, the “Accrued Obligations”).

•

Upon a termination of employment due to death or disability (defined as Mr. Herz being physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and the determination by Atlas Energy’s general partner’s board of directors, in good faith based upon medical evidence, that he was unable to perform his duties), all equity awards held by Mr. Herz would accelerate and vest in full upon such termination (“Acceleration of Equity Vesting”), and Mr. Herz or his estate was entitled to receive in one cash payment, in addition to payment of all Accrued Obligations and any accrued but unpaid bonus earned for any year before the date of termination, a pro-rata amount in respect of the bonus granted to the executive for the fiscal year in which the termination occurs in an amount equal to the bonus earned by Mr. Herz for the prior fiscal year multiplied by a fraction, the numerator of which was the number of days in the fiscal year in which the termination occurs through the date of termination, and the denominator of which was the total number of days in such fiscal year (the “Pro-Rata Bonus”). In addition, his family was entitled to company-paid health insurance for the one-year period after his death.

•

Upon a termination of employment by Atlas Energy without cause (which, for purposes of the “Acceleration of Equity Vesting” includes a non-renewal of the agreement) or by the executive for good reason, Mr. Herz was entitled to either:

•

if Mr. Herz did not timely execute (or revoked) a release of claims against Atlas Energy, payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus; or

•

in addition to payment in one cash payment of the Accrued Obligations, any accrued but unpaid bonus and the Pro-Rata Bonus, if Mr. Herz timely executed and did not revoke a release of claims against Atlas Energy:

•

a lump-sum cash severance payment in an amount equal to two years of his average compensation (which was the sum of his then-current base salary and the average of the cash bonuses earned for the three calendar years preceding the year in which the termination occurs);

•

healthcare continuation at active employee rates for two years (or, where such coverage would have a negative tax effect to Atlas Energy’s healthcare plan or Mr. Herz, Atlas Energy could elect to pay Mr. Herz cash in lieu of such coverage at COBRA rates); and

•	Acceleration of Equity Vesting.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Herz would be reduced such that the total payments to the executive which were subject to Section 280G were no greater than the Section 280G “safe harbor amount” if Mr. Herz would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Herz, which would have been allocated to us if a termination event had occurred as of December 31, 2014.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of stock awards and option awards(2)
Death	$0	$5,949	$9,615,102
Disability	0	5,949	9,615,102
Termination by Atlas Energy without cause or by Mr. Herz for good reason	830,000	11,897	10,451,051

(1)	Dental and medical benefits were calculated using 2014 active employee rates.
(2)

Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2014. The payments relating to awards are calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2014.

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

Phantom Units. A phantom unit entitles a participant to receive a common unit upon vesting of the phantom unit. The phantom units generally vest over four years. In tandem with phantom unit grants, the Atlas Energy Compensation Committee may grant a right to receive an amount in cash equal to, and at the same time as, the cash distributions on our common units (“DERs”). The Atlas Energy Compensation Committee determines the vesting period for phantom units.

Unit Options. A unit option entitles a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of a common unit as determined by the Atlas Energy Compensation Committee on the date of grant of the option. The Atlas Energy Compensation Committee determines the vesting and exercise period for unit options.

Restricted Units. A restricted unit is a common unit issued that entitles a participant to receive it upon vesting of the restricted unit. Prior to or upon grant of an award of restricted units, the Atlas Energy Compensation Committee can condition the vesting or transferability of the restricted units upon conditions that it may determine such as the attainment of performance goals.

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

Atlas Energy 2006 Plan

The Atlas Energy 2006 Plan terminated in connection with the separation effective February 27, 2015.  It provided equity incentive awards to officers, employees and board members and employees of its general partner and its affiliates, consultants and joint-venture partners who performed services for it. The Atlas Energy 2006 Plan was administered by the Atlas Energy Compensation Committee. The committee could grant awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units.

Partnership Phantom Units. A phantom unit entitled a participant to receive a common unit upon vesting of the phantom unit. Non-employee directors could receive an annual grant of phantom units having a fair market value of $125,000, which upon vesting entitled the grantee to receive the equivalent number of common units or the cash equivalent to the fair market value of the units. The phantom units vested over four years. In tandem with phantom unit grants, the committee could grant a DER. The committee determined the vesting period for phantom units. Phantom units granted under the Atlas Energy 2006 Plan generally vested 25% on the third anniversary of the date of grant, with the remaining 75% vesting on the fourth anniversary of the date of grant, except non-employee director grants vest 25% per year.

Partnership Unit Options. A unit option entitled a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option could be equal to or more than the fair market value of a common unit as determined by the committee on the date of grant of the option. The committee determined the vesting and exercise period for unit options. Unit option awards would expire 10 years from the date of grant. Unit options granted generally vested 25% on the third anniversary of the date of grant, with the remaining 75% vesting on the fourth anniversary of the date of grant.

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

Atlas Energy 2010 Plan

The Atlas Energy 2010 Plan terminated in connection with the separation effective February 27, 2015.  It provided equity incentive awards to officers, employees and board members and employees of its general partner and its affiliates, consultants and joint-venture partners who performed services for it. The Atlas Energy 2010 Plan was administered by the Atlas Energy Compensation Committee which could grant awards of either phantom units, unit options or restricted units for an aggregate of 5,300,000 common limited partner units.

Partnership Phantom Units. A phantom unit entitled a participant to receive a common unit upon vesting of the phantom unit. Non-employee directors could receive an annual grant of phantom units having a market value of $125,000, which, upon vesting, entitled the grantee to receive the equivalent number of common units or the cash equivalent to the fair market value of the units. The phantom units generally vested over four years. In tandem with phantom unit grants, the committee could grant a DER. The committee determined the vesting period for phantom units.

Partnership Unit Options. A unit option entitled a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option could be equal to or more than the fair market value of a common unit as determined by the committee on the date of grant of the option. The committee determined the vesting and exercise period for unit options.

Partnership Restricted Units. A restricted unit was a common unit issued that entitled a participant to receive it upon vesting of the restricted unit. Prior to or upon grant of an award of restricted units, the committee would condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both.

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

Atlas Energy Group 2015 Long-Term Incentive Plan

Before the completion of the separation, the Atlas Energy Group board of directors adopted the Atlas Energy Group, LLC 2015 Long-Term Incentive Plan, which we refer to as the “Atlas Energy Group LTIP.” It provides equity incentive awards to officers, employees and board members of Atlas Energy Group, employees of its affiliates, consultants and joint-venture partners who performed services for it. The Atlas Energy Group LTIP is administered by the Atlas Energy Group Compensation Committee which can grant awards of either phantom units, unit options or restricted units for an aggregate of 5,250,000 common units.

Phantom Units. A phantom unit entitles a participant to receive a common unit or cash or other securities or property based on the value of a common unit. In tandem with phantom unit grants, the committee may grant a DER. The committee will determine the vesting period for phantom units.

Options. An option entitles a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the option. The exercise price of the option may be equal to or more than the fair market value of a common unit as determined by the committee on the date of grant of the option. The committee will determine the vesting and exercise period for options, and the method by which payment of the exercise price may be made.

Restricted Units. A restricted unit is a common unit issued that entitle a participant to receive it upon vesting of the restricted unit. Prior to or upon grant of an award of restricted units, the committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both.

Change of Control.

Individual	Triggering event	Acceleration
Eligible employees

Change of Control (as defined in the Atlas Energy Group LTIP), and

Termination of employment without “cause” as defined in the Atlas Energy Group LTIP or upon any other type of termination specified in the applicable award agreement(s), following a change of control

Unvested awards immediately vest in full and in the case of options, become exercisable for the one-year period following the date of termination  (but not later than the end of the original term of the option)

Independent directors	Change of Control (as defined in the Atlas Energy Group LTIP)	Unvested awards immediately vest in full

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards				Unit awards
Name	Exercisable	Unexercisable	Option exercise price ($)	Option expiration date	Number of units that have not vested(#)	Market value of units that have not vested($)
Edward E. Cohen	543,825(1)	—	20.75	11/10/2016	—	—
	190,338(1)	571,017(2)	20.44	3/25/2021	244,722(3)	7,623,090
	175,000(4)	175,000(5)	24.67	5/15/2022	75,000(6)	802,500
	—	—	N/A	N/A	31,521(7)	981,879
	—	—	N/A	N/A	109,589(8)	3,413,697
	—	—	N/A	N/A	240,000(9)	7,476,000
Sean P. McGrath	16,314(1)	—	20.75	11/10/2016	—	—
	9,516(1)	28,551(2)	20.44	3/25/2021	24,472(3)	762,303
	25,000(4)	25,000(10)	24.67	5/15/2022	25,000(11)	267,500
	—	—	N/A	N/A	8,756(12)	272,749
	—	—	N/A	N/A	29,680(13)	924,532
	—	—	N/A	N/A	47,000(14)	1,464,050
Jonathan Z. Cohen	217,530(1)	—	20.75	11/10/2016	—	—
	135,956(1)	407,869(2)	20.44	3/25/2021	203,934(3)	6,352,544
	175,000(4)	175,000(5)	24.67	5/15/2022	75,000(6)	802,500
	—	—	N/A	N/A	28,018(15)	872,761
	—	—	N/A	N/A	98,174(16)	3,058,120
	—	—	N/A	N/A	240,000(12)	7,476,000

Daniel C. Herz	32,629(1)	—	20.75	11/10/2016	—	—
	54,382(1)	163,148(2)	20.44	3/25/2021	122,361(3)	3,811,545
	50,000(4)	50,000(22)	24.67	5/15/2022	35,000(23)	374,500
	—	—	N/A	N/A	8,756(12)	272,749
	—	—	N/A	N/A	34,247(25)	1,066,794
	—	—	N/A	N/A	75,000(24)	2,336,250
Matthew A. Jones	108,765(1)	—	20.75	11/10/2016	—	—
	54,382(1)	163,148(2)	20.44	3/25/2021	122,361(3)	3,811,545
	112,500(4)	112,500(17)	24.67	5/15/2022	50,000(18)	535,000
	—	—	N/A	N/A	19,263(19)	600,042
	—	—	N/A	N/A	51,370(20)	1,600,176
	—	—	N/A	N/A	60,000(21)	1,869,000

(1)	Represents options to purchase Atlas Energy units.
(2)	Represents options to purchase Atlas Energy units, which vest on 3/25/2015.
(3)	Represents Atlas Energy phantom units, which vest on 3/25/2015.
(4)	Represents options to purchase our units.
(5)	Represents options to purchase our units, which vest as follows: 5/15/2015—87,500 and 5/15/2016—87,500.
(6)	Represents our phantom units, which vest as follows: 5/15/2015—37,500 and 5/15/2016—37,500.
(7)	Represents Atlas Energy phantom units, which vest as follows: 2/4/2015—15,760 and 2/4/2016—15,761.
(8)	Represents Atlas Energy phantom units, which vest as follows: 2/18/2015—54,794 and 2/18/2016—54,795.

(9)	Represents Atlas Energy phantom units, which vest as follows: 6/26/2015—60,000, 6/26/2016—60,000, 6/26/2017—60,000, and 6/26/2018—60,000.
(10)	Represents options to purchase our units, which vest as follows: 5/15/2015—12,500 and 5/15/2016—12,500.
(11)	Represents our phantom units, which vest as follows: 5/15/2015—12,500 and 5/15/2016—12,500.
(12)	Represents Atlas Energy phantom units, which vest as follows: 2/4/2015—4,377 and 2/4/2016—4,379.
(13)	Represents Atlas Energy phantom units, which vest as follows: 2/18/2015—14,840 and 2/18/2016—14,840.
(14)	Represents Atlas Energy phantom units, which vest as follows: 6/26/2015—11,750, 6/26/2016 —11,750, 6/26/2017— 11,750, and 6/26/2018— 11,750.
(15)	Represents Atlas Energy phantom units, which vest as follows: 2/4/2015—14,009 and 2/4/2016—14,009.
(16)	Represents Atlas Energy phantom units, which vest as follows: 2/18/2015— 49,087 and 2/18/2016—49,087.
(17)	Represents options to purchase our units, which vest as follows: 5/15/2015—56,250 and 5/15/2016—56,250.
(18)	Represents our phantom units, which vest as follows: 5/15/2015—25,000 and 5/15/2016—25,000.
(19)	Represents Atlas Energy phantom units, which vest as follows: 2/4/2015—9,631 and 2/4/2016—9,632.
(20)	Represents Atlas Energy phantom units, which vest as follows: 2/18/2015—25,685 and 2/18/2016—25,685.
(21)	Represents Atlas Energy phantom units, which vest as follows: 6/26/2015—15,000, 6/26/2016—15,000, 6/26/2017—15,000, and 6/26/2018 —15,000.
(22)	Represents options to purchase our units, which vest as follows: 5/15/2015—25,000 and 5/15/2016—25,000.
(23)	Represents our phantom units, which vest as follows: 5/15/2015—17,500 and 5/15/2016—17,500.
(24)	Represents Atlas Energy phantom units, which vest as follows: 6/26/2015—18,750, 6/26/2016—18,750, 6/26/2017 —18,750, and 6/26/2018 —18,750.
(25)	Represents Atlas Energy phantom units, which vest as follows: 2/18/2015—17,123 and 2/18/2016—17,124.

2014 OPTION EXERCISES AND UNITS VESTED TABLE

	Option awards		Unit awards
Name	Number of units acquired on exercise	Value realized on exercise ($)	Number of units acquired on vesting	Value realized on vesting ($)
Edward E. Cohen	—	—	134,833	5,004,024
Sean P. McGrath	—	—	25,034(1)	800,102(1)
Jonathan Z. Cohen	—	—	119,487(2)	4,331,887(2)
Daniel C. Herz	—	—	62,663(3)	2,315,109(3)
Matthew A. Jones	—	—	75,417	2,704,477

(1)	Includes 5,924 ARP units with a value of $114,866 and 5,941 Atlas Energy units with a value of $264,359 that were withheld to cover taxes.
(2)	Includes 15,265 ARP units with a value of $295,988 that were withheld to cover taxes.
(3)	Includes 8,112 ARP units with a value of $157,292 and 20,934 Atlas Energy units with a value of $915,818 that were withheld to cover taxes.

2014 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive contributions In the last FY ($)	Registrant contributions in the last FY ($)	Aggregate earnings in the last FY ($)	Aggregate Withdrawals/ Distributions ($) _____________	Aggregate balance at last FYE ($)
Edward E. Cohen	190,000(1)	190,000(3)	28,541	417,134(5)	825,675
Jonathan Z. Cohen	133,000(2)	133,000(4)	20,260	297,953(5)	584,213

(1)	This amount is included within the Summary Compensation Table for 2014 reflecting $38,000 in the salary column and $152,000 in the non-equity incentive plan compensation column.

(2)	This amount is included within the Summary Compensation Table for 2014 reflecting $26,600 in the salary column and $106,400 in the non-equity incentive plan compensation column.
(3)	This amount is included within the Summary Compensation Table for 2014 reflecting Atlas Energy’s $190,000 matching contribution in the all other compensation column.
(4)	This amount is included within the Summary Compensation Table for 2014 reflecting Atlas Energy’s $133,000 matching contribution in the all other compensation column.
(5)

Messrs. E. and J. Cohen each elected a deferral period of three years after the amount deferred would otherwise have been earned. This amount is included within the Summary Compensation Table for 2014 in the all other compensation column.

Effective July 1, 2011, Atlas Energy established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees. Atlas Energy Group assumed Atlas Energy’s obligations under the plan as part of the separation. The Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan. Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to 100% of all performance-based bonuses, and Atlas Energy is obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year. The account is invested in a mutual fund and cash balances are invested daily in a money market account. Atlas Energy established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and it will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter. Notwithstanding the establishment of the rabbi trust, Atlas Energy’s obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the company.

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

The table above reflects salary and matching contribution costs allocated to us.

The following table sets forth compensation for 2014 for our then directors.

2014 Director Compensation Table

Name	Fees earned or paid in cash($)	Stock awards($)		All other compensation($)(1)	Total($)
DeAnn Craig	70,000	74,980	(2)	15,716	160,696
Jeffrey C. Key	65,000	74,980	(2)	15,716	155,696
Harvey G. Magarick	90,000	74,997	(3)	11,114	176,111
Bruce Wolf	70,000	74,980	(2)	15,716	160,696

(1)	Represents payments on DERs for our phantom units.
(2)

For Messrs. Key and Wolf and Dr. Craig, represents 3,591 phantom units granted under our Plan, having a grant date fair value of $20.88. The phantom units vest 25% on the anniversary of the date of grant as follows: 4/3/15—897, 4/3/16—897, 4/3/17—897 and 4/3/18—900.

(3)

For Mr. Magarick, represents 3,900 phantom units granted under our Plan, having a grant date fair value of $19.23. The phantom units vest 25% on the anniversary of the date of grant as follows: 9/24/15—975, 9/24/16—975, 9/24/17—975 and 9/24/18—975.

Director Compensation

The officers or employees of our general partner who also served as directors of our general partner did not receive additional compensation for their service as a director of our general partner. In fiscal 2014, the annual retainer for non-employee directors was comprised of $65,000 in cash and an annual grant of phantom units with DERs under our Plan having a fair market value of $75,000. These units will vest ratably over four years beginning on the grant date. The chair of the audit committee received an annual fee of $25,000 and the chairs of the conflicts committee and the environmental, health and safety committee each received an annual fee of $5,000.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of our common units owned as of February 25, 2015, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding units, (b) each member of the board of directors of our general partner, (c) each of the executive officers of our general partner serving during the 2014 fiscal year, and (d) all of the executive officers and members of the board of directors of our general partner as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Units issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership	Percent of class
Beneficial owner
Directors (1)
Mark C. Biderman...	186		*
Edward E. Cohen	674,743	(2)	1.08%
Jonathan Z. Cohen	646,586	(3)	1.05%
Jeffrey F. Kupfer…	1,183		*
Dennis A. Holtz…..	618		*
Walter C. Jones	-		*
Ellen F. Warren….	133		*
DeAnn Craig	3,127	(7)	*
Non-director Executive Officers(1)
Sean P. McGrath	41,675	(9)	*
Daniel C. Herz	70,130	(10)	*
Matthew A. Jones	175,773	(8)	*
Freddie M. Kotek	68,660	(4)	*
Jeffrey M. Slotterback…….	7,579	(11)	*
Dave Leopold………	10,797	(12)	*
Mark D. Schumacher…….	61,653	(13)
Lisa Washington	9,374	(14)	*
All executive officers, directors and nominees as a group (16 persons)	1,455,004		2.56%
Other owners of more than 5% of outstanding units
Atlas Energy, L.P. (1)	20,962,485		25%
Leon G. Cooperman	7,024,194	(5)	8.2%
R/C Energy IV TGP (6)	7,593,800		8.8%

*	Less than 1%
(1)	The business address for each director and executive officer as well as for Atlas Energy, L.P. is Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, PA 15275-1011.
(2)

Includes (i) 2,680 units held in an individual retirement account of Mr. E. Cohen’s spouse; (ii) 40,896 units held by a partnership of which Mr. E. Cohen and his spouse are the sole limited partners and sole stockholders, officers and directors of the general partner; (iii) 310,344 units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children serve as co-trustees; (iv) 6,869 units held by a trust (of which Mr. E. Cohen is the settlor) for the benefit of his spouse; (v) 7,510 units owned by a trust for the benefit of Mr. E. Cohen’s children; (vi) 766 units owned by a trust (of which Mr. E. Cohen is the settlor) for the benefit of his spouse and/or children; and (vii) 350,000 common unit purchase options. Mr. E.

Cohen disclaims beneficial ownership of the units described above in (i) through (vi) above. 317,213 of these units are also included in the common units referred to in footnote 3 below.
(3)

Includes (i) 154,373 units jointly owned by Mr. J. Cohen and his spouse; (ii) 310,344 units held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling serve as co-trustees; (iii) 6,869 units owned by a trust of which Mr. J. Cohen and his sibling are each trustees and beneficiaries; and (iv) 350,000 common unit purchase options. Mr. J. Cohen disclaims beneficial ownership to the units described above in (ii).

(4)

Includes (i) 278 units held by spouse; (ii) 5,826 units held by his children’s trust; (iii) 195 units held by his children; (iv) 659 units held by his mother-in-law; and (v) 35,000 common unit purchase options.

(5)	This information is based on a Form 4 filed with the SEC on May 12, 2014. The address for Mr. Cooperman is 810 Seventh Avenue, 33rd Floor, New York, NY 10019.
(6)	The address for R/C Energy is 712 Fifth Avenue, 51st Floor, New York, NY 10019.
(7)	Includes 1,372 phantom units that will vest and convert into common units within 60 days.
(8)	Includes 225,000 common unit purchase options.
(9)	Includes 25,000 common unit purchase options.
(10)	Includes 100,000 common unit purchase options.
(11)	Includes 5,000 common unit purchase options.
(12)	Includes 6,250 phantom units that will vest and convert into common units within 60 days.
(13)	Includes 14,153 Class B convertible preferred units which are convertible into common units within 60 days.
(14)	Includes 6,250 common unit purchase options.

Equity Compensation Plan Information

The following table contains information about our Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	799,192	n/a
Equity compensation plans approved by security holders – unit options	1,458,300	$24.66
Equity compensation plans approved by security holders – Total	2,257,492		135,663

The following table contains information about Atlas Energy’s 2006 Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	781,182	n/a
Equity compensation plans approved by security holders – unit options	939,939	$20.94
Equity compensation plans approved by security holders – Total	1,721,121		133,951

The following table contains information about Atlas Energy’s 2010 Plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders – phantom units	2,496,664	n/a
Equity compensation plans approved by security holders – unit options	2,414,545	$20.53
Equity compensation plans approved by security holders – Total	4,911,209		283,650

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The board of directors of our general partner has determined that Dr. Craig, Ms. Warren and Messrs. Biderman, Holtz, Jones and Kupfer each satisfy the requirement for independence set out in Section 303A.02 of the rules of the New York Stock Exchange including those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act, and meet the definition of an independent member set forth in our Partnership Governance Guidelines. In making these determinations, the board of directors reviewed information from each of these non-management board members concerning all their respective relationships with us and analyzed the materiality of those relationships.

Effective as of March 2012, our then general partner adopted our written policy governing related party transactions. For purposes of this policy, a related party includes: (i) any executive officer, director or director nominee; (ii) any person known to be a beneficial owner of 5% or more of our common units; (iii) an immediate family member of any person included in clauses (i) and (ii) (which, by definition, includes, a person’s spouse, parents, and parents in law, step parents, children, children in law and step children, siblings and brothers and sisters in law and anyone residing in that person’s home); and (iv) any firm, corporation or other entity in which any person included in clauses (i) through (iii) above is employed as an executive officer, is a director, partner, principal or occupies a similar position or in which that person owns a 5% or more beneficial interest. With certain exceptions outlined below, any transaction between us and a related party that is anticipated to exceed $120,000 in any calendar year must be approved, in advance, by the conflicts committee. If approval in advance is not feasible, the related party transaction must be ratified by the conflicts committee. In approving a related party transaction the conflicts committee will take into account, in addition to such other factors as it deems appropriate, the extent of the related party’s interest in the transaction and whether the transaction is no less favorable to us than terms generally available to an unaffiliated third party under similar circumstances.

The following related party transactions are pre-approved under the policy: (i) employment of an executive officer to perform services on our behalf (or on behalf of one of our subsidiaries) if (a) the compensation is required to be reported in our annual report on Form 10-K or (b) the executive officer is not an immediate family member and such compensation was approved, or recommended to the board of directors for approval, by the compensation committee; (ii) compensation paid to directors for serving on the board of our general partner or any committee thereof or reimbursement of expenses in connection with such services, if the compensation is required to be reported in our annual report on Form 10-K; (iii) transactions where the related party’s interest arises solely as a holder of our common units and all holders of our common units received the same benefit on a pro rata basis (e.g., dividends), or transactions available to all employees generally; (iv) a transaction at another company where the related party is only an employee (and not an executive officer), director or beneficial owner of less than 10% of such company’s shares and the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenues; and (v) any charitable contribution, grant or endowment by us or our general partner to a charitable organization, foundation or university at which the related party’s only relationship is an employee (other than an executive officer) or director or similar capacity, if the aggregate amount involved does not exceed the lesser of $200,000  or 2% of the charitable organization’s total annual receipts, expenditures or assets.

Our Relationship with Atlas Energy Group and Atlas Energy

Atlas Energy Group owns approximately 20.96 million of our outstanding common units and 3.75 million Class C convertible preferred units, representing approximately 27.7% limited partner ownership interest in us. In addition, Atlas Energy Group owns 1,819,113 Class A units, representing a 2% general partner interest, and all of our incentive distribution rights. As the owner of our incentive distribution rights, Atlas Energy Group will be entitled to receive increasing percentages, up to a maximum of 50%, of any cash distributed by us as we reach certain target distribution levels in excess of $0.46 per common unit in any quarter.  Until February 27, 2015, Atlas Energy owned the common and preferred, and our general partner was its wholly owned subsidiary.  As part of the separation from Atlas Energy on February 27, 2015, Atlas Energy contributed the common and preferred interests to Atlas Energy Group.

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

We do not currently directly employ any persons to manage or operate our business. These functions are provided by employees of Atlas Energy Group and/or its affiliates. Our general partner does not receive a management fee in connection with its management of us apart from its class A units in us and its right to receive incentive distributions. We reimburse our general partner and its affiliates for expenses they incur in managing our operations, and for an allocation of the compensation paid to our general partner’s executive officers based upon an estimate of the time spent by such persons on activities for us. Other indirect costs, such as rent for offices, are allocated to us by our general partner based on the number of its employees who devote substantially all of their time to activities on our behalf. We reimburse our general partner at cost for direct costs incurred by them on our behalf. Our partnership agreement provides that our general partner will determine the costs and expenses that are allocable to us at its sole discretion, and does not set any aggregate limit on the amount of such reimbursements. We reimbursed Atlas Energy, then our general partner, and its affiliates $5.0 million for the year ended December 31, 2014 for compensation and benefits related to their employees.

In July 2013, in connection with the EP Energy Acquisition, we issued $86.6 million of our newly created Class C convertible preferred units to Atlas Energy, at a negotiated price per unit of $23.10, which is the face value of the units. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The initial Class C preferred distribution was paid for the quarter ending September 30, 2013. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time before July 31, 2016. Unless previously converted, all Class C preferred units will convert into common units on July 31, 2016. Upon issuance of the Class C preferred units, Atlas Energy, as purchaser of the Class C preferred units, received 562,497 warrants to purchase our common units at an exercise price equal to the face value of the Class C preferred units. The warrants were exercisable beginning October 29, 2013 into an equal number of our common units at an exercise price of $23.10 per unit, subject to adjustments provided therein. The warrants will expire on July 31, 2016. Atlas Energy contributed the Class C preferred units and the warrants to Atlas Energy Group in the separation on February 27, 2015.

Registration Rights

Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other partnership securities proposed to be sold by our general partner or any of its affiliates if an exemption from the registration requirements is not otherwise available. There is no limit on the number of times that we may be required to file registration statements pursuant to this obligation. We have also agreed to include any securities held by our general partner or any of its affiliates in any registration statement that we file to offer securities for cash, other than an offering relating solely to an employee benefit plan. These registration rights continue for two years following any withdrawal or removal of our general partner. We are obligated to pay all expenses incidental to the registration, excluding underwriting discounts and commissions. In connection with any registration of this kind, we will indemnify the unitholders participating in the registration and their officers, directors and controlling persons from and against specified liabilities, including under the Securities Act or any applicable state securities laws.

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

Relationship with Atlas Pipeline Partners

APL agreed to provide design, procurement and construction management services for us with respect to a pipeline located in Lycoming County, Pennsylvania. The total estimated price for the project was under $5.0 million and was approved by our General Partner’s conflicts committee in accordance with our related party transaction policy. We reimbursed APL approximately $1.8 million as of December 31, 2014.

APL compresses and gathers gas for us on its gathering systems located in Tennessee. We entered into an agreement, in February 2008, for APL to provide these services, which extends for the life of our leases. For 2014, we paid APL approximately $0.3 in compression and gathering fees.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2014 and 2013, the accounting fees and services (in thousands) charged by Grant Thornton, LLP, our independent auditors, were as follows:

	Years Ended December 31,
	2014	2013
Audit fees(1)	$1,302	$1,332
Audit-related fees(2)	85	210
Tax fees(3)	119	146
All other fees	—	—
Total accounting fees and services	$1,506	$1,688

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP principally for the audits of our annual financial statements and the reviews of our quarterly financial statements included in Form 10-Qs and also for services related to registration statements, Form 8-Ks and comfort letters.

(2)

Represents the aggregate fees recognized during the years ended December 31, 2014 and 2013 for professional services rendered by Grant Thornton LLP substantially related to the historical audit of recently acquired assets from EP Energy in 2013 as well as certain necessary audit related services in connection with the registration and/or private placement of our Drilling Partnerships.

(3)	Represent the fees for tax services rendered related to tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2014 and 2013.

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

3.1	Certificate of Limited Partnership of Atlas Resource Partners, L.P.(2)
3.2(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)
3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(12)
3.2(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(6)
3.2(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of October 2, 2014(31)
3.2(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of November 3, 2014(33)
3.2(f)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P.
3.3(a)	Certificate of Formation of Atlas Resource Partners GP, LLC(2)
3.3(b)	Certificate of Amendment to Certificate of Formation of Atlas Resource Partners GP, LLC dated as of November 3, 2014(33)
3.4(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(24)
3.4(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC dated as of November 3, 2014(33)
4.1(a)

Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(20)

Exhibit No.	Description
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

Fourth Amendment to Second Amended and Restated Credit Agreement dated September 24, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(30)

10.2(e)

Fifth Amendment to Second Amended and Restated Credit Agreement dated November 24, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(10)

10.2(f)

Sixth Amendment to Second Amended and Restated Credit Agreement, dated February 23, 2015, by and among Atlas Resource Partners, L.P., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto(36)

Exhibit No.	Description
10.3	Second Lien Credit Agreement, dated February 23, 2015, by and among Atlas Resource Partners, L.P., Wilmington Trust, National Association, as administrative agent, and the lenders party thereto(36)
10.4	2012 Long-Term Incentive Plan of Atlas Resource Partners, L.P. (4)
10.5	Form of Phantom Unit Grant Agreement under 2012 Long-Term Incentive Plan(8)
10.6	Form of Option Grant Agreement under 2012 Long-Term Incentive Plan(8)
10.7	Form of Phantom Unit Grant Agreement for Non-Employee Directors under 2012 Long-Term Incentive Plan(8)
10.8	Employment Agreement between Atlas Energy, L.P. and Edward E. Cohen dated as of May 13, 2011(5)
10.9	Employment Agreement between Atlas Energy, L.P. and Jonathan Z. Cohen dated as of May 13, 2011(5)
10.10	Employment Agreement between Atlas Energy, L.P. and Matthew A. Jones dated as of November 4, 2011(7)
10.11	Employment Agreement between Atlas Energy, L.P. and Daniel Herz dated as of November 4, 2011(23)
10.12	Registration Rights Agreement, dated as of July 25, 2012, among Atlas Resource Partners, L.P. and the various parties listed therein(12)
10.13

Amended and Restated Registration Rights Agreement, dated as of July 31, 2013, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Amended and Restated Credit Agreement dated July 31, 2013 by and among Atlas Energy, L.P. and the lenders named therein

10.14

Registration Rights Agreement dated as of June 2, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein Wells Fargo Securities, LLC and Deutsche Bank Securities, Inc (29)

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

10.18	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several(35)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP

Exhibit No.	Description
23.2 23.3	Consent of Wright and Company, Inc. Consent of Cawley, Gillespie, and Associates, Inc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Voting Agreement, dated as of February 13, 2014, by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and each of the persons listed on Annex I thereto(25)
99.2 99.3	Summary Reserve Report of Wright & Company, Inc. Rangely Summary Reserve Report of Cawley, Gillespie, and Associates, Inc.
101.INS	XBRL Instance Document(27)
101.SCH	XBRL Schema Document(27)
101.CAL	XBRL Calculation Linkbase Document(27)
101.LAB	XBRL Label Linkbase Document(27)
101.PRE	XBRL Presentation Linkbase Document(27)
101.DEF	XBRL Definition Linkbase Document(27)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 31, 2013.
(2)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-35317).
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2012.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2013
(7)	Previously filed as an exhibit to Atlas Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2011.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 21, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2014.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2013.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2012.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 7, 2014.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 27, 2012.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2013.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 14, 2013.
(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2013.
(23)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(24)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(25)	Previously filed as an exhibit to our current report on Form 8-K filed on February 18, 2014.
(26)	Intentionally omitted.
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

(36)   Previously filed as an exhibit to our current report on Form 8-K filed on February 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCE PARTNERS, L.P.
By: Atlas Energy Group, LLC, its General Partner
Date: March 2, 2015	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 2, 2015.

/s/ EDWARD E. COHEN	Chief Executive Officer, President and Director of the General Partner
Edward E. Cohen
/s/ JONATHAN Z. COHEN	Executive Chairman of the Board of the General Partner
Jonathan Z. Cohen
/s/ SEAN P. MCGRATH	Chief Financial Officer of the General Partner
Sean P. McGrath
/s/ JEFFREY M. SLOTTERBACK	Chief Accounting Officer of the General Partner
Jeffrey M. Slotterback
/s/ DEANN CRAIG	Director of the General Partner
DeAnn Craig
/s/ MARK C. BIDERMAN	Director of the General Partner
Mark C. Biderman
/s/ DENNIS A. HOLTZ	Director of the General Partner
Dennis A. Holtz
/s/ WALTER C. JONES	Director of the General Partner
Walter C. Jones
/s/ JEFFREY F. KUPFER	Director of the General Partner
Jeffrey F. Kupfer
/s/ ELLEN F. WARREN	Director of the General Partner
Ellen F. Warren