Form 10-Q/A
period 2015-03-31
Atlas Resource Partners, L.P.
filed 2015-05-15
CIK 1532750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Atlas Resource Partners, L.P.’s (the “Partnership”) Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as originally filed with the Securities and Exchange Commission on May 8, 2015 (the “Original Filing”). The Partnership is filing the Amendment solely for the purposes of correcting a scrivener’s error in the certifications filed as Exhibits 31.1, 31.2 and 32.1 to the Original Filing.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

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

10.14	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several(35)

Exhibit No.	Description
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges(27)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Voting Agreement, dated as of February 13, 2014, by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and each of the persons listed on Annex I thereto(25)
99.2	Atlas Resource Partners, L.P. - Partnership Agreement and Distribution Policy(27)
101.INS	XBRL Instance Document(27)
101.SCH	XBRL Schema Document(27)
101.CAL	XBRL Calculation Linkbase Document(27)
101.LAB	XBRL Label Linkbase Document(27)
101.PRE	XBRL Presentation Linkbase Document(27)
101.DEF	XBRL Definition Linkbase Document(27)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 31, 2013.
(2)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-35317).
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2012.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2013
(7)	Previously filed as an exhibit to Atlas Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2011.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 21, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2014.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2013.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2012.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 7, 2014.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.
(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 27, 2012.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2013.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 14, 2013.
(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2013.
(23)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(24)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(25)	Previously filed as an exhibit to our current report on Form 8-K filed on February 18, 2014.
(26)	Previously filed as an exhibit to our current report on Form 8-K filed on April 13, 2015.
(27)	Previously filed as an exhibit to the Original Filing.
(28)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2013.
(29)	Previously filed as an exhibit to our current report on Form 8-K filed on June 3, 2014.

(30)	Previously filed as an exhibit to our current report on Form 8-K filed on September 30, 2014.
(31)	Previously filed as an exhibit to our current report on Form 8-K filed on October 2, 2014.
(32)	Previously filed as an exhibit to our current report on Form 8-K filed on October 15, 2014.
(33)	Previously filed as an exhibit to our current report on Form 8-K filed on November 5, 2014.
(34)	Previously filed as an exhibit to our current report on Form 8-K filed on November 6, 2014.
(35)	Previously filed as an exhibit to our current report on Form 8-K filed on August 29, 2014.
(36)	Previously filed as an exhibit to our current report on Form 8-K filed on February 23, 2015.
(37)	Previously filed as an exhibit to our current report on Form 8-K filed on April 6, 2015.
(38)	Previously filed as an exhibit to our registration statement on Form 8-A filed on April 14, 2015.
(39)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCE PARTNERS, L.P.
By: Atlas Energy Group, LLC, its General Partner

Date: May 15, 2015	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer of the General Partner

Date: May 15, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: May 15, 2015	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner