Form 10-Q
period 2015-06-30
Atlas Resource Partners, L.P.
filed 2015-08-10
CIK 1532750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding common limited partner units of the registrant on August 4, 2015 was 95,208,626.

ATLAS RESOURCE PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$607	$15,247
Accounts receivable	89,169	114,520
Advances to affiliates	24,856	—
Current portion of derivative asset	114,710	144,259
Subscriptions receivable	—	32,398
Prepaid expenses and other	24,321	26,296
Total current assets	253,663	332,720
Property, plant and equipment, net	2,226,817	2,263,820
Goodwill and intangible assets, net	14,213	14,330
Long-term derivative asset	150,162	130,602
Other assets, net	56,239	50,081
	$2,701,094	$2,791,553
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$77,603	$111,198
Advances from affiliates	—	2,249
Liabilities associated with drilling contracts	—	40,611
Current portion of derivative payable to Drilling Partnerships	1,441	932
Accrued well drilling and completion costs	25,565	80,404
Accrued interest	25,863	26,452
Distribution payable	13,541	20,876
Accrued liabilities	26,746	56,851
Total current liabilities	170,759	339,573
Long-term debt	1,491,612	1,394,460
Asset retirement obligations	110,775	107,950
Other long-term liabilities	3,647	2,033
Commitments and contingencies
Partners’ Capital:
General partner’s interest	(15,474)	(13,697)
Preferred limited partners’ interests	188,948	163,522
Class C common limited partner warrants	1,176	1,176
Common limited partners’ interests	611,301	605,065
Accumulated other comprehensive income	138,350	191,471
Total partners’ capital	924,301	947,537
	$2,701,094	$2,791,553

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gas and oil production	$97,260	$108,237	$201,509	$208,494
Well construction and completion	16,956	16,336	40,611	65,713
Gathering and processing	2,177	3,758	4,361	8,226
Administration and oversight	547	4,166	1,806	5,895
Well services	6,102	6,365	12,726	11,844
Gain (loss) on mark-to-market derivatives	(26,944)	—	78,641	—
Other, net	27	35	60	82
Total revenues	96,125	138,897	339,714	300,254

Costs and expenses:
Gas and oil production	43,135	43,122	88,633	81,647
Well construction and completion	14,745	14,206	35,315	57,142
Gathering and processing	2,516	4,273	4,933	8,686
Well services	2,139	2,426	4,337	4,908
General and administrative	13,287	21,315	30,422	37,770
Depreciation, depletion and amortization	42,494	59,680	85,485	111,499
Total costs and expenses	118,316	145,022	249,125	301,652

Operating income (loss)	(22,191)	(6,125)	90,589	(1,398)
Interest expense	(24,716)	(13,263)	(49,913)	(26,451)
Gain (loss) on asset sales and disposal	97	9	86	(1,594)
Net income (loss)	(46,810)	(19,379)	40,762	(29,443)
Preferred limited partner dividends	(4,234)	(4,424)	(7,887)	(8,823)
Net income (loss) attributable to common limited partners and the general partner	$(51,044)	$(23,803)	$32,875	$(38,266)

Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(50,023)	$(26,203)	$32,217	$(42,684)
General partner’s interest	(1,021)	2,400	658	4,418
Net income (loss) attributable to common limited partners and the general partner	$(51,044)	$(23,803)	$32,875	$(38,266)
Net income (loss) attributable to common limited partners per unit:
Basic	$(0.55)	$(0.35)	$0.36	$(0.63)
Diluted	$(0.55)	$(0.35)	$0.36	$(0.63)
Weighted average common limited partner units outstanding:
Basic	90,516	73,900	88,036	67,595
Diluted	90,516	73,900	88,616	67,595

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(46,810)	$(19,379)	$40,762	$(29,443)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	(28,839)	—	(65,094)
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net income (loss)	(25,778)	9,522	(53,121)	24,091
Total other comprehensive loss	(25,778)	(19,317)	(53,121)	(41,003)
Comprehensive loss attributable to common and preferred limited partners and the general partner	$(72,588)	$(38,696)	$(12,359)	$(70,446)

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partners’ Interest		Preferred Limited Partners’ Interest								Common Limited Partners’ Interests		Class C Common Limited Partner Warrants		Accumulated Other Comprehensive Income	Total Partners’ Capital
	Class A Units	Amount	Class B Units	Amount	Class C Units	Amount	Class D Units	Amount	Class E Units	Amount	Units	Amount	Warrants	Amount
Balance at December 31, 2014	1,819,113	$(13,697)	39,654	$983	3,749,986	$85,501	3,200,000	$77,038	—	$—	85,346,941	$605,065	562,497	$1,176	$191,471	947,537
Arkoma transaction adjustment	—	—	—	—	—	—	—	—	—	—	—	(35,404)	—	—	—	(35,404)
Issuance of units	199,953	—	—	—	—	—	800,000	19,978	255,000	$6,005	9,385,824	70,869	—	—	—	96,852
Net issued and unissued units under incentive plans	—	—	—	—	—	—	—	—	—	—	412,627	4,304	—	—	—	4,304
Distributions payable	—	1,155	—	2	—	100	—	(182)	—	(173)	—	6,475	—	—	—	7,377
Distributions paid to common and preferred limited partners and the general partner	—	(3,590)	—	(37)	—	(4,024)	—	(4,130)	—	—	—	(71,815)	—	—	—	(83,596)
Distribution equivalent rights paid on unissued units under incentive plan	—	—	—	—	—	—	—	—	—	—	—	(410)	—	—	—	(410)
Net income	—	658	—	32	—	3,825	—	3,885	—	145	—	32,217	—	—	—	40,762
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(53,121)	(53,121)
Balance at June 30, 2015	2,019,066	$(15,474)	39,654	$980	3,749,986	$85,402	4,000,000	$96,589	255,000	$5,977	95,145,392	$611,301	562,467	$1,176	$138,350	$924,301

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,762	$(29,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	85,485	111,499
Unrealized gain on derivatives	(71,808)	—
(Gain) loss on asset sales and disposal	(86)	1,594
Non-cash compensation expense	4,209	4,353
Amortization of deferred financing costs	9,926	3,711
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	61,803	(4,192)
Accounts payable and accrued liabilities	(77,106)	(34,482)
Net cash provided by operating activities	53,185	53,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,491)	(94,649)
Net cash paid for acquisitions	(36,967)	(517,453)
Other	167	(148)
Net cash used in investing activities	(106,291)	(612,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	473,500	838,000
Repayments under credit facilities	(377,000)	(676,000)
Distributions paid to unitholders	(83,596)	(105,970)
Net proceeds from long term debt	—	97,500
Net proceeds from issuance of common limited partner units	70,869	426,393
Net proceeds from issuance of preferred units	6,005	—
Arkoma transaction adjustment	(35,404)	(7,905)
Deferred financing costs, distribution equivalent rights and other	(15,908)	(10,643)
Net cash provided by financing activities	38,466	561,375
Net change in cash and cash equivalents	(14,640)	2,165
Cash and cash equivalents, beginning of year	15,247	1,828
Cash and cash equivalents, end of period	$607	$3,993

See accompanying notes to consolidated financial statements.

ATLAS RESOURCE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On February 27, 2015, the Partnership’s general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE:  ATLS) distributed 100% of its common units to existing unitholders of its then parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership (NYSE: ATLS) (Atlas Energy and Atlas Energy Group are collectively referred to as “ATLS”).  Atlas Energy Group manages the Partnership’s operations and activities through its ownership of the Partnership’s general partner interest.  Concurrent with Atlas Energy Group’s unit distribution, Atlas Energy and its midstream ownership interests merged into Targa Resources Corp. (“Targa”; NYSE:  TRGP) and ceased trading.  At June 30, 2015, Atlas Energy Group owned 100% of the Partnership’s general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls the Partnership and an approximate 25.0% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in the Partnership.

In addition to its general and limited partner interest in the Partnership, ATLS also holds general and limited partner interests in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, oil and NGLs, with operations primarily focused in the Eagle Ford Shale, and in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2014 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Partnership’s consolidated balance sheets at June 30, 2015 and December 31, 2014 and the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 include the accounts of the Partnership and its wholly-owned subsidiaries. Transactions between the Partnership and other ATLS operations have been identified in the consolidated financial statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated.

On June 5, 2015, the Partnership acquired coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma from ATLS (“Arkoma Acquisition”). Management of the Partnership determined that the Arkoma Acquisition constituted a transaction between entities under common control. In comparison to the acquisition method of accounting, whereby the purchase price for the asset acquisition would have been allocated to identifiable Arkoma assets and liabilities based upon their fair values with any excess treated as goodwill, transfers between entities under common control require that assets and liabilities be recognized by the acquirer at historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital on the Partnership’s consolidated balance sheets. Also, in comparison to the acquisition method of accounting, whereby the results of operations and the financial position of the acquisition of Arkoma assets would have been included in the Partnership’s consolidated financial statements from the date of acquisition, transfers between entities under common control require the acquirer to reflect the effect to the assets acquired and liabilities assumed and the related results of operations at the beginning of the period during which it was acquired and retrospectively adjust its prior period consolidated financial statements to furnish comparative information. As such, the Partnership reflected the impact of the Arkoma Acquisition on its consolidated financial statements in the following manner:

•

Recognized the assets acquired and liabilities assumed from the Arkoma Acquisition at their historical carrying value at the date of transfer, with any difference between the purchase price and the net book value of the assets recognized as an adjustment to partners’ capital;

•

Retrospectively adjusted its consolidated financial statements for any date prior to June 5, 2015, the date of acquisition, to reflect its results on a consolidated basis with the results of the Arkoma assets as of or at the beginning of the respective period; and

•

Adjusted the presentation of the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2014 to reflect the results of operations attributable to the Arkoma assets prior to the date of acquisition as a reduction of net income to determine income attributable to common limited partners.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2015 and 2014 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the consolidated balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of accounts receivable, the Partnership’s management performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by management’s review of the Partnership’s customers’ credit information. The Partnership extends credit on sales on an unsecured basis to many of its customers. At June 30, 2015 and December 31, 2014, the Partnership had recorded no allowance for uncollectible accounts receivable on its consolidated balance sheets.

Inventory

The Partnership had $8.5 million and $8.9 million of inventory at June 30, 2015 and December 31, 2014, respectively, which was included within prepaid expenses and other current assets on the Partnership’s consolidated balance sheets. The Partnership values inventories at the lower of cost or market. The Partnership’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Partnership will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by the Partnership for the three and six months ended June 30, 2015 and 2014.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2014, the Partnership recognized $555.7 million of asset impairment related to oil and gas properties within property, plant and equipment, net on its consolidated balance sheet for its Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. There were no impairments of proved gas and oil properties recorded by the Partnership for the three and six months ended June 30, 2015 and 2014.

The impairment of proved properties during the year ended December 31, 2014 related to the carrying amounts of these gas and oil properties being in excess of the Partnership’s estimate of their fair values at December 31, 2014. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

Capitalized Interest

The Partnership capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rate used to capitalize interest on borrowed funds by the Partnership was 6.6% and 6.0% for the three months ended June 30, 2015 and 2014, respectively, and 6.4% and 5.8% for the six months ended June 30, 2015 and 2014, respectively. The aggregate amount of interest capitalized by the Partnership was $4.1 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $8.0 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively.

Intangible Assets

The Partnership recorded its intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. The Partnership amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at June 30, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,	Estimated Useful Lives
	2015	2014	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,770)	(13,653)
Net Carrying Amount	$574	$691

Amortization expense on intangible assets was $0.1 million for both the three and six months ended June 30, 2015 and 2014. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2015 - $0.2 million; 2016 - $0.1 million; 2017 - $0.1 million; 2018 - $0.1 million; and 2019 - $0.1 million.

Goodwill

At June 30, 2015 and December 31, 2014, the Partnership had $13.6 million of goodwill recorded in connection with its prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the three and six months ended June 30, 2015 and 2014.

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

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its consolidated financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of June 30, 2015.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. Phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plan (see Note 14), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights would result in a non-

contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(46,810)	$(19,379)	$40,762	$(29,443)
Preferred limited partner dividends	(4,234)	(4,424)	(7,887)	(8,823)
Net income (loss) attributable to common limited partners and the general partner	(51,044)	(23,803)	32,875	(38,266)
Less: General partner’s interest	1,021	(2,400)	(658)	(4,418)
Net income (loss) attributable to common limited partners	(50,023)	(26,203)	32,217	(42,684)
Less: Net income attributable to participating securities – phantom units(1)	—	—	(211)	—
Net income (loss) utilized in the calculation of net loss attributable to common limited partners per unit - Basic	(50,023)	(26,203)	32,006	(42,684)
Plus: Convertible preferred limited partner dividends	—	—	—	—
Net income (loss) utilized in the calculation of net loss attributable to common limited partners per unit - Diluted	$(50,023)	$(26,203)	$32,006	$(42,684)

(1)

Net income attributable to common limited partners’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of the weighted average phantom units and common limited partner units outstanding). For the three months ended June 30, 2015, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 470,000 phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the three months ended June 30, 2014, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 724,000 phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the six months ended June 30, 2014, net loss attributable to common limited partners’ ownership interest is not allocated to approximately 772,000 phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the three and six months ended June 30, 2015 and 2014, distributions on the Partnership’s Class B and Class C preferred units were excluded, because the inclusion of such preferred distributions would have been anti-dilutive.

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common limited partner units—basic	90,516	73,900	88,036	67,595
Add effect of dilutive incentive awards(1)	—	—	580	—
Add effect of dilutive convertible preferred limited partner units(2)	—	—	—	—
Weighted average number of common limited partner units—diluted	90,516	73,900	88,616	67,595

(1)

For the three months ended June 30, 2015, 470,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the three months ended June 30, 2014, 724,000 phantom units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive. For the six months ended June 30, 2014, approximately 772,000 units were excluded from the computation of diluted earnings attributable to common limited partners per unit because the inclusion of such units would have been anti-dilutive.

(2)

For the three and six months ended June 30, 2014 and the three and six months ended June 30, 2015, potential common limited partner units issuable upon conversion of the Partnership’s Class B preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such units would have been anti-dilutive. For the three and six months ended June 30, 2014 and the three and six months ended June 30, 2015, potential common limited partner units issuable upon (a) conversion of the Partnership’s Class C preferred units and (b) exercise of the common unit warrants issued with the Class C preferred units were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of such units would have been anti-dilutive. As the Class D and Class E preferred units are convertible only upon a change of control event, they are not considered dilutive securities for earnings per unit purposes.

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

The Partnership’s gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Partnership had unbilled revenues at June 30, 2015 and December 31, 2014 of $51.7 million and $84.7 million, respectively, which were included in accounts receivable within the Partnership’s consolidated balance sheets.

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

In March 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“Update 2015-03”). The amendments in Update 2015-03 are intended to simplify presentation of debt issuance costs and require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in Update 2015-03. The amendments in Update 2015-03 are effective for periods beginning after December 15, 2015, and interim periods within those periods. Early adoption is permitted, including adoption in an interim period, and an entity should apply the new guidance on a retrospective basis. The Partnership will adopt the requirements of Update 2015-

03 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Partnership will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2018, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

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

Other Acquisitions

Arkoma Acquisition

On June 5, 2015, the Partnership completed the acquisition of ATLS’s coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). The Partnership funded the purchase price through the issuance of 6,500,000 common limited partner units (see Note 12). The Arkoma Acquisition had an effective date of January 1, 2015.  The Partnership accounted for the Arkoma Acquisition as a transaction between entities under common control (see Note 2).

Eagle Ford Acquisition

On November 5, 2014, the Partnership and AGP completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $343.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $183.1 million was paid in cash by the Partnership and $19.9 million was paid by AGP at closing, and approximately $140.0 million was to be paid in four quarterly installments beginning December 31, 2014. On December 31, 2014, AGP made its first installment payment of $35.0 million related to its Eagle Ford Acquisition. Prior to the March 31, 2015 installment, the Partnership, AGP, and Cinco amended the purchase and sale agreement to alter the timing and amount of the quarterly payments beginning with the March 31, 2015 payment and ending December 31, 2015, with no change to the overall purchase price. On March 31, 2015, AGP paid $28.3 million and the Partnership issued $20.0 million of its Class D Preferred Units (see Note 12) to satisfy the second installment related to the Eagle Ford Acquisition. On June 30, 2015, AGP paid $16.2 million and the Partnership paid $1.3 million to satisfy the third installment related to the Eagle Ford Acquisition.  At June 30, 2015, the Partnership’s remaining deferred portion of the purchase price was $2.9 million, which consisted of $1.3 million and $1.6 million payments on September 30, 2015 and December 31, 2015, respectively.  The Partnership’s issuance of Class D Preferred Units represents a non-cash transaction for statement of cash flow purposes during the six months ended June 30, 2015.

GeoMet Acquisition

On May 12, 2014, the Partnership completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $97.9 million in cash, net of purchase price adjustments, with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30,	December 31,	Estimated Useful Lives
	2015	2014	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$445,644	$441,548
Pre-development costs	8,748	7,223
Wells and related equipment	3,036,303	3,026,416
Total proved properties	3,490,695	3,475,187
Unproved properties	239,670	217,321
Support equipment	43,375	37,359
Total natural gas and oil properties	3,773,740	3,729,867
Pipelines, processing and compression facilities	50,738	49,547	2 – 40
Rights of way	829	830	20 – 40
Land, buildings and improvements	9,202	9,160	3 – 40
Other	18,245	17,936	3 – 10
	3,852,754	3,807,340
Less – accumulated depreciation, depletion and amortization	(1,625,937)	(1,543,520)
	$2,226,817	$2,263,820

During both the three and six months ended June 30, 2015, the Partnership recognized a $0.1 million gain on asset sales and disposals. During the six months ended June 30, 2014, the Partnership recognized $1.6 million of loss on asset sales and disposals primarily related to the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement.

There were no asset impairments for the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, the Partnership recognized $555.7 million of asset impairment related to oil and gas properties within property, plant and equipment, net on its consolidated balance sheet for its Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014.  This impairment related to the carrying amounts of gas and oil properties being in excess of the Partnership’s estimate of their fair values at December 31, 2014. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

During the six months ended June 30, 2015 and 2014, the Partnership recognized $28.1 million and $36.5 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Partnership’s consolidated statements of cash flows.

NOTE 5 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $28,548 and $18,622 at June 30, 2015 and December 31, 2014, respectively	$46,917	$40,637
Notes receivable	3,886	3,866
Other	5,436	5,578
	$56,239	$50,081

Deferred financing costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 7). Amortization expense of deferred financing costs was $2.9 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and $5.6 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively, which was recorded within interest expense on the Partnership’s consolidated statements of operations. During the six months ended June 30, 2015, the Partnership recognized $4.3 million for accelerated amortization of deferred financing costs associated with a reduction of the borrowing base under the revolving credit facility. There was no accelerated amortization of deferred financing costs for the Partnership during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2014.

At June 30, 2015 and December 31, 2014, the Partnership had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Partnership’s consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three months ended June 30, 2015 and 2014, approximately $22,000 and $23,000, respectively, of interest income was recognized within other, net on the Partnership’s consolidated statements of operations, and approximately $43,000 and $46,000 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the Partnership recorded no allowance for credit losses within its consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the notes receivable.

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

The Partnership proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At June 30, 2015, the Drilling Partnerships had $45.4 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of the Partnership’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, the Partnership maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of June 30, 2015, the Partnership has withheld $3.3 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. The Partnership’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, the Partnership assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the Partnership’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the Partnership’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, the Partnership will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset retirement obligations, beginning of period	$109,346	$92,818	$107,950	$91,179
Liabilities incurred	47	7,326	212	7,855
Liabilities settled	(199)	(332)	(546)	(549)
Accretion expense	1,581	1,513	3,159	2,840
Asset retirement obligations, end of period	$110,775	$101,325	$110,775	$101,325

The above accretion expense was included in depreciation, depletion and amortization in the Partnership’s consolidated statements of operations.  During the year ended December 31, 2014, the Partnership incurred $7.0 million of future plugging and abandonment costs related to acquisitions it consummated (see Note 3). During the three and six months ended June 30, 2014, the Partnership incurred $6.6 million of future plugging and abandonment liabilities within purchase accounting for the Rangely and GeoMet acquisitions it consummated during the period (see Note 3). No future plugging and abandonment liabilities related to consummated acquisitions were incurred during the three and six months ended June 30, 2015.

NOTE 7 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Revolving credit facility	$550,000	$696,000
Term loan facility	243,033	—
7.75 % Senior Notes – due 2021	374,581	374,544
9.25 % Senior Notes – due 2021	323,998	323,916
Total debt	1,491,612	1,394,460
Less current maturities	—	—
Total long-term debt	$1,491,612	$1,394,460

Credit Facility

The Partnership is a party to its Second Amended and Restated Credit Agreement dated July 31, 2013, as amended, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”), which provides for a senior secured revolving credit facility with a borrowing base of $750.0 million as of June 30, 2015.

The Partnership’s borrowing base is scheduled for semi-annual redeterminations on July 1, 2015 and November 1, 2015 and thereafter on May 1 and November 1 of each year. In July 2015, the scheduled determination by the lenders reaffirmed the Partnership’s $750.0 million borrowing base. The Credit Agreement also provides that the Partnership’s borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. At June 30, 2015, $550.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at June 30, 2015. The Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of the Partnership’s material subsidiaries, and any non-guarantor subsidiaries of the Partnership are minor. Borrowings under the credit facility bear interest, at the Partnership’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. If the borrowing base utilization (as defined in the Credit Agreement) is less than 90%, the applicable margin on Eurodollar loans and ABR loans will be increased by 0.25%. The Partnership is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Partnership’s consolidated statements of operations. At June 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 2.5%.

The Credit Agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness (excluding second lien debt in an aggregate principal amount of up to $300.0 million), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of June 30, 2015. The Credit Agreement also requires the Partnership to maintain a ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the Credit Agreement) to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the Partnership’s Credit Agreement, at June 30, 2015, the Partnership’s ratio of current assets to current liabilities was 2.0 to 1.0, and its ratio of Total Funded Debt to EBITDA was 4.5 to 1.0.

Term Loan Facility

On February 23, 2015, the Partnership entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “Term Loan Facility”).  The Term Loan Facility matures on February 23, 2020.  The Term Loan Facility is presented net of unamortized discount of $7.0 million at June 30, 2015.

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

The Partnership’s obligations under the Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee the Partnership’s existing first lien revolving credit facility. In addition, the obligations under the Term Loan Facility are guaranteed by the Partnership’s material restricted subsidiaries.  Borrowings under the Term Loan Facility bear interest, at the Partnership’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans. At June 30, 2015, the weighted average interest rate on outstanding borrowings under the term loan facility was 10.0%.

The Second Lien Credit Agreement contains customary covenants that limit the Partnership’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in the Partnership’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. The Partnership was in compliance with these covenants as of June 30, 2015.

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

Senior Notes

At June 30, 2015, the Partnership had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% Senior Notes”). The 7.75% Senior Notes were presented net of a $0.4 million unamortized discount as of June 30, 2015. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, the Partnership may redeem the 7.75% Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if the Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, the Partnership must offer to repurchase the 7.75% Senior Notes.

At June 30, 2015, the Partnership had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% Senior Notes”). The 9.25% Senior Notes were presented net of a $1.0 million unamortized discount as of June 30, 2015. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, the Partnership may redeem the 9.25% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, the Partnership may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, the Partnership may redeem some or all of the 9.25% Senior Notes at the redemption price of 100.0%. Under certain conditions, including if the Partnership sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, the Partnership must offer to repurchase the 9.25% Senior Notes.

In connection with the issuance of $75.0 million of 9.25% Senior Notes on October 14, 2014, the Partnership entered into a registration rights agreement whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015. On April 15, 2015, the registration statement relating to the exchange offer for the 9.25% Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2015 and expired on May 13, 2015.

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

The indentures governing the 7.75% Senior Notes and 9.25% Senior Notes contain covenants, including limitations of the Partnership’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of the Partnership’s assets. The Partnership was in compliance with these covenants as of June 30, 2015.

Total cash payments for interest by the Partnership were $47.3 million and $26.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

On January 1, 2015, the Partnership discontinued hedge accounting for its qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s consolidated statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on the Partnership’s consolidated balance sheet, are being reclassified to the Partnership’s consolidated statements of operations at the time the originally hedged physical transactions settle.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s consolidated balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its consolidated balance sheets of $264.9 million and $274.9 million at June 30, 2015 and December 31, 2014, respectively. Of the $138.4 million of deferred gains in accumulated other comprehensive income on the Partnership’s consolidated balance sheet at June 30, 2015, the Partnership will reclassify $74.3 million of gains to its consolidated statement of operations over the next twelve month period as these contracts expire with the remaining gains of $64.1 million being reclassified to the Partnership’s consolidated statements of operations in later periods as the remaining contracts expire. During the three and six months ended June 30, 2014, no amounts were reclassified from other comprehensive income related to derivative instruments entered into during those periods.

The following table summarizes the commodity derivative activity for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$(25,778)	$(53,121)
Portion of settlements attributable to subsequent mark to market gains	(14,922)	(30,125)
Total cash settlements on commodity derivative contracts	(40,700)	(83,246)

2015 Unrealized gains prior to settlement(2)	3,630	6,833
Unrealized gain (loss) on open derivative contracts at June 30, 2015, net of amounts recognized in income in prior year(2)	(30,574)	71,808
Gains (losses) on mark-to-market derivatives	$(26,944)	$78,641

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain on mark-to-market derivatives.

The Partnership had $40.7 million and $9.2 million of cash settlements during the three months ended June 30, 2015 and 2014, respectively, and $83.2 million and $23.2 million during the six months ended June 30, 2015 and 2014, respectively. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2015 and 2014 for hedge ineffectiveness.

The following table summarizes the gross fair values of the Partnership’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Partnership’s consolidated balance sheets for the periods indicated (in thousands):

Offsetting Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Assets Presented in the Consolidated Balance Sheets
As of June 30, 2015
Current portion of derivative assets	$114,982	$(272)	$114,710
Long-term portion of derivative assets	150,601	(439)	150,162
Total derivative assets	$265,583	$(711)	$264,872
As of December 31, 2014
Current portion of derivative assets	$144,357	$(98)	$144,259
Long-term portion of derivative assets	130,972	(370)	130,602
Total derivative assets	$275,329	$(468)	$274,861

Offsetting Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Consolidated Balance Sheets
As of June 30, 2015
Current portion of derivative liabilities	$(272)	$272	$—
Long-term portion of derivative liabilities	(439)	439	—
Total derivative liabilities	$(711)	$711	$—
As of December 31, 2014
Current portion of derivative liabilities	$(98)	$98	$—
Long-term portion of derivative liabilities	(370)	370	—
Total derivative liabilities	$(468)	$468	$—

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

At June 30, 2015, the Partnership had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	26,832,200	$4.193	$34,433
2016	53,546,300	$4.229	55,981
2017	49,920,000	$4.219	41,808
2018	40,800,000	$4.170	28,491
2019	15,960,000	$4.017	7,636
			$168,349

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	1,560,000	$4.157	$1,996
2015	Calls sold	1,560,000	$5.002	(4)
				$1,992

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	720,000	$4.000	$795
2016	Puts purchased	1,440,000	$4.150	1,519
				$2,314

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(7)
2015	2,400,000	$(0.090)	$41
			$41

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(8)
2015	2,520,000	$1.936	$1,758
			$1,758

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2015	4,032,000	$1.016	$2,133
			$2,133

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2015	756,000	$1.248	$467
			$467

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2015	756,000	$1.263	$460
			$460

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$1,960
2017	60,000	$83.780	1,183
			$3,143

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	966,000	$87.653	$26,301
2016	1,557,000	$81.471	29,889
2017	1,140,000	$77.285	15,237
2018	1,080,000	$76.281	11,561
2019	540,000	$68.371	993
			$83,981

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	Puts purchased	9,750	$83.846	$234
2015	Calls sold	9,750	$110.654	—
				$234
			Total net assets	$264,872

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable.
(7)	Fair value based on forward WAHA natural gas prices, as applicable
(8)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable.

In June 2012, the Partnership entered into natural gas put option contracts, which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At June 30, 2015, net unrealized derivative assets of $2.3 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At June 30, 2015, the Partnership had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), the Partnership is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. The Partnership, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Information for assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 was as follows (in thousands):

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Derivative assets, gross
Commodity swaps	$—	$261,039	$—	$261,039
Commodity puts	—	2,314	—	2,314
Commodity options	—	2,230	—	2,230
Total derivative assets, gross	—	265,583	—	265,583
Derivative liabilities, gross
Commodity swaps	—	(707)	—	(707)
Commodity options	—	(4)	—	(4)
Total derivative liabilities, gross	—	(711)	—	(711)
Total derivatives, fair value, net	$—	$264,872	$—	$264,872

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative assets, gross
Commodity swaps	$—	$267,242	$—	$267,242
Commodity puts	—	2,767	—	2,767
Commodity options	—	5,320	—	5,320
Total derivative assets, gross	—	275,329	—	275,329
Derivative liabilities, gross
Commodity swaps	—	(401)	—	(401)
Commodity options	—	(67)	—	(67)
Total derivative liabilities, gross	—	(468)	—	(468)
Total derivatives, fair value, net	$—	$274,861	$—	$274,861

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale or refinancing of such financial instruments.

The Partnership’s other current assets and liabilities on its consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Partnership’s long-term debt at June 30, 2015 and December 31, 2014, which consist of its Senior Notes and outstanding borrowings under its revolving credit and term loan facilities (see Note 7), were $1,307.7 million and $1,219.8 million, respectively, compared with the carrying amounts of $1,491.6 million and $1,394.5 million, respectively. At June 30, 2015 and December 31 2014, the carrying values of outstanding borrowings under the Partnership’s respective revolving and term loan credit facilities (see Note 7), which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the Partnership’s Senior Notes were based upon the market approach and calculated using yields of the Partnership Senior Notes as provided by financial institutions and thus were categorized as Level 3 values.

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

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and six months June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$47	$47	$7,326	$7,326
Total	$47	$47	$7,326	$7,326

	Six Months Ended June 30,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$212	$212	$7,855	$7,855
Total	$212	$212	$7,855	$7,855

Management estimates the fair value of the Partnership’s long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. No impairments were recognized during the three and six months ended June 30, 2015 and 2014.

During the year ended December 31, 2014, the Partnership completed the Eagle Ford, Rangely and GeoMet acquisitions (see Note 3). The fair value measurements of assets acquired and liabilities assumed for these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Eagle Ford Acquisition as of the acquisition date, which are reflected in the Partnership’s consolidated balance sheet as of June 30, 2015, are subject to change as the final valuation has not yet been completed, and such changes could be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Partnership’s existing methodology for recognizing an estimated liability for the plugging and abandonment of its gas and oil wells (see Note 6). These inputs require significant judgments and estimates by the Partnership’s management at the time of the valuations and are subject to change.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

General Commitments

The Partnership is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. The Partnership has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, the Partnership is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and the Partnership may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by the Partnership to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of June 30, 2015, the management of the Partnership believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, the Partnership has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically from 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. The Partnership periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, the Partnership recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which the Partnership has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, the Partnership will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the three months ended June 30, 2015 and 2014, $0.5 million and $0.4 million, respectively, of the Partnership’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses. For the six months ended June 30, 2015 and 2014, $1.1 million and $3.8 million, respectively, of the Partnership’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

In connection with the Eagle Ford Acquisition (see Note 3), the Partnership guaranteed the timely payment of the deferred portion of the purchase price that is to be paid by AGP. Pursuant to the agreement between the Partnership and AGP, the Partnership will have the right to receive some or all of the assets acquired by AGP in the event of its failure to contribute its portion of any deferred payments. The Partnership’s deferred purchase obligation is included within accrued liabilities on the Partnership’s consolidated balance sheets at June 30, 2015 and December 31, 2014.

In connection with the GeoMet Acquisition (see Note 3), the Partnership acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of the Partnership’s firm transportation obligations as of June 30, 2015 were as follows: 2015— $2.3 million; 2016— $2.3 million; 2017— $1.9 million; 2018— $1.8 million; 2019— $1.8 million; thereafter— $6.5 million.

In connection with the Partnership’s acquisition of assets from EP Energy E&P Company, L.P. on July 31, 2013 (the “EP Energy Acquisition”), the Partnership acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of the Partnership’s firm transportation obligations as of June 30, 2015 were as follows: 2015— $4.2 million; 2016— $2.1 million; and 2017 to 2019— none.

As of June 30, 2015, the Partnership is committed to expend approximately $8.2 million, principally on drilling and completion expenditures.

Legal Proceedings

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE 12 –ISSUANCES OF UNITS

In May 2015, in connection with the Arkoma Acquisition (see Note 3), the Partnership issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.5 million. The Partnership used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under the Partnership’s revolving credit facility.

In April 2015, the Partnership issued 255,000 of its newly created 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E Preferred Units”) at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million. The Partnership pays distributions on the Class E Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

In October 2014, in connection with the Eagle Ford Acquisition (see Note 3), the Partnership issued 3,200,000 8.625% Class D Preferred Units at a public offering price of $25.00 per Class D Preferred Unit, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. The Partnership used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, the Partnership issued an additional 800,000 Class D Preferred Units to the seller at a value of $25.00 per unit. On January 15, 2015, the Partnership paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015 (see Note 13). The Partnership pays future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D and Class E Preferred Units rank senior to the Partnership’s common units and Class C Preferred Units with respect to the payment of distributions and distributions upon a liquidation event. The Class D and Class E Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Partnership or converted into its common units in connection with a change in control. At any time on or after October 15, 2019 for the Class D Preferred Units and April 15, 2020 for the Class E Preferred Units, the Partnership may, at its option, redeem such preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, the Partnership may redeem such preferred units following certain changes of control, as described in the respective Certificates of Designation. If the Partnership does not exercise this redemption option upon a change of control, then holders of such preferred units will have the option to convert the preferred units into a number of Partnership common units as set forth in the respective Certificates of Designation. If the Partnership exercises any of its redemption rights relating to the preferred units, the holders of such preferred units will not have the conversion right described above with respect to the preferred units called for redemption.

In August 2014, the Partnership entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, the Partnership may sell from time to time through the Agents common units representing limited partner interests of the Partnership having an aggregate offering price of up to $100.0 million. Sales of common units may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. The Partnership will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, the Partnership may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such Agent. During the six months ended June 30, 2015, the Partnership issued 2,885,824 common limited partner units under the equity distribution program for net proceeds of $21.4 million, net of $0.6 million in commissions paid.

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

NOTE 13 – CASH DISTRIBUTIONS

In January 2014, the Partnership’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program whereby it distributes all of its available cash (as defined in the partnership agreement) for that month to its unitholders within 45 days from the month end. Prior to that, the Partnership paid quarterly cash distributions within 45 days from the end of each calendar quarter. If the Partnership’s common unit distributions in any quarter exceed specified target levels, ATLS will receive between 13% and 48% of such distributions in excess of the specified target levels. While outstanding, the Class B Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 (or $0.1333 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. While outstanding, the Class C Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 (or $0.17 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. The initial quarterly distribution on the Class D Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. Subsequent to January 14, 2015, the Partnership pays quarterly distributions on the Class D Preferred Units at an annual rate of $2.15625 per unit, $0.5390625 per unit paid on a quarterly basis, or 8.625% of the liquidation preference. The Partnership will pay distributions on the Class E Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00, or $0.671875 per unit paid on a quarterly basis.

Distributions declared by the Partnership for the period from January 1, 2014 through June 30, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners		Total Cash Distribution to the General Partner’s Class A Units
March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467		$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466		$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466		$1,054
June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466		$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466		$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492		$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493		$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491		$1,378
November 14, 2014	September 30, 2014	$0.1966	$16,032	$1,492		$1,378
December 15, 2014	October 31, 2014	$0.1966	$16,033	$1,491		$1,378
January 14, 2015	November 30, 2014	$0.1966	$16,779	$745	(1)	$1,378
February 13, 2015	December 31, 2014	$0.1966	$16,782	$745	(1)	$1,378

March 17, 2015	January 31, 2015	$0.1083	$9,284	$643	(1)	$203
April 14, 2015	February 28, 2015	$0.1083	$9,347	$643	(1)	$204
May 15, 2015	March 31, 2015	$0.1083	$9,444	$643	(1)	$206
June 12, 2015	April 30, 2015	$0.1083	$10,179	$642	(1)	$221
July 15, 2015	May 31, 2015	$0.1083	$10,304	$643	(1)	$223

(1)	Includes payments for the Class B and Class C preferred unit monthly distributions.

Date Cash Distribution Paid	For the Period	Cash Distribution per Preferred Limited Partner Unit	Total Cash Distribution To Class D Preferred Limited Partners	Total Cash Distribution To Class E Preferred Limited Partners
January 15, 2015	October 2, 2014 – January 14, 2015	$0.616927	$1,974	$—
April 15, 2015	Quarter Ended March 31, 2015	$0.539063	$2,156	$—

On July 15, 2015, the Partnership paid a quarterly distribution of $0.5390625 per Class D Preferred Unit, or $2.2 million, for the second quarter of 2015 to holders of record as of July 1, 2015.

On July 22, 2015, the Partnership declared a monthly distribution of $0.1083 per common unit for the month of June 30, 2015. The $11.2 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

On July 15, 2015, the Partnership paid an initial quarterly distribution of $0.6793 per Class E Preferred Unit, or $0.2 million, for the second quarter of 2015 to Class E Preferred Unitholders of record as of July 1, 2015.

NOTE 14 — BENEFIT PLAN

2012 Long-Term Incentive Plan

The Partnership’s 2012 Long-Term Incentive Plan (“2012 LTIP”), effective March 2012, provides incentive awards to officers, employees and directors and employees of the general partner and its affiliates, consultants and joint venture partners (collectively, the “Participants”), who perform services for the Partnership. The 2012 LTIP is administered by the board of the general partner, a committee of the board or the board (or committee of the board) of an affiliate (the “LTIP Committee”). Under the 2012 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 2,900,000 common limited partner units. At June 30, 2015, the Partnership had 1,864,057 phantom units, restricted units and restricted options outstanding under the 2012 LTIP with 134,308 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

Phantom Units

Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property upon vesting. Phantom units are subject to terms and conditions determined by the LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the LTIP Committee may grant DERs, which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by the Partnership with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the 2012 LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant. Of the phantom units outstanding under the 2012 LTIP at June 30, 2015, 191,408 units will vest within the following twelve months. All phantom units outstanding under the 2012 LTIP at June 30, 2015 include DERs. During the three months ended June 30, 2015 and 2014, the Partnership paid $0.2 million and $0.4 million, respectively, with respect to the 2012 LTIP’s DERs. During the six months ended June 30, 2015 and 2014, the Partnership paid $0.5 million and $1.1 million, respectively, with respect to the 2012 LTIP’s DERs. These amounts were recorded as reductions of partners’ capital on the Partnership’s consolidated balance sheets.

The following table sets forth the 2012 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	632,010	$22.37	812,308	$24.35
Granted	9,730	8.50	223,523	20.29
Vested and issued(1)	(222,358)	24.07	(131,374)	24.69
Forfeited	(8,125)	23.04	(3,250)	24.80
Outstanding, end of period(2)(3)	411,257	$21.10	901,207	$23.29
Vested and not yet issued(4)	24,750	$20.39	74,850	$24.49
Non-cash compensation expense recognized (in thousands)		$803		$1,590

	Six Months Ended June 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	799,192	$22.70	839,808	$24.31
Granted	9,730	8.50	227,023	20.30
Vested and issued(1)	(389,540)	24.02	(146,874)	24.48
Forfeited	(8,125)	23.04	(18,750)	23.00
Outstanding, end of period(2)(3)	411,257	$21.10	901,207	$23.29
Vested and not yet issued(4)	24,750	$20.39	74,850	$24.49
Non-cash compensation expense recognized (in thousands)		$3,317		$3,321

(1)

The intrinsic values of phantom unit awards vested and issued during the three months ended June 30, 2015 and 2014 were $2.0 million and $2.5 million, respectively, and $3.6 million and $2.9 million during the six months ended June 30, 2015 and 2014, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2015 was $2.6 million.
(3)

There were approximately $24,000 and $0.1 million recognized as liabilities on the Partnership’s consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively, representing 14,005 and 26,579 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $13.39 and $21.16 at June 30, 2015 and December 31, 2014, respectively. There was $0.2 million recognized as liabilities on the Partnership’s consolidated balance sheet at the period ended June 30, 2014 representing 25,432 units that participants may opt to settle in cash instead of units. The weighted average grant date fair value for these units was $21.38 at June 30, 2014.

(4)	The intrinsic values of phantom unit awards vested, but not yet issued at June 30, 2015 and 2014 were $0.2 million and $1.5 million, respectively.

At June 30, 2015, the Partnership had approximately $3.2 million in unrecognized compensation expense related to unvested phantom units outstanding under the 2012 LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.8 years.

Unit Options

A unit option is the right to purchase a Partnership common unit in the future at a predetermined price (the exercise price). The exercise price of each option is determined by the LTIP Committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted. The LTIP Committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method by which the exercise price may be paid by the Participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the 2012 LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 106,949 unit options outstanding under the 2012 LTIP at June 30, 2015 that will vest within the following twelve months. No cash was received from the exercise of options for the three and six months ended June 30, 2015 and 2014.

The following table sets forth the 2012 LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,453,300	$24.66	1,472,675	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(500)	25.14	(3,750)	24.67
Outstanding, end of period(2)(3)	1,452,800	$24.66	1,468,925	$24.66
Options exercisable, end of period(4)	1,342,976	$24.67	734,400	$24.67
Non-cash compensation expense recognized (in thousands)		$61		$420

	Six Months Ended June 30,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,458,300	$24.66	1,482,675	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(5,500)	24.71	(13,750)	24.40
Outstanding, end of period(2)(3)	1,452,800	$24.66	1,468,925	$24.66
Options exercisable, end of period(4)	1,342,976	$24.67	734,400	$24.67
Non-cash compensation expense recognized (in thousands)		$892		$1,033

(1)	No options were exercised during the three and six months ended June 30, 2015 and 2014.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2015 was 6.9 years.
(3)	There was no aggregate intrinsic value of options outstanding at June 30, 2015. The aggregate intrinsic value of options outstanding at June 30, 2014 was approximately $2,000.
(4)	The weighted average remaining contractual life for exercisable options at June 30, 2015 was 6.9 years. There were no intrinsic values for options exercisable at June 30, 2015 and 2014.

At June 30, 2015, the Partnership had approximately $0.1 million in unrecognized compensation expense related to unvested unit options outstanding under the 2012 LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 0.8 years. The Partnership used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

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

NOTE 15 – OPERATING SEGMENT INFORMATION

The Partnership’s operations include three reportable operating segments. These operating segments reflect the way the Partnership manages its operations and makes business decisions. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gas and oil production:
Revenues	$70,316	$108,237	$280,150	$208,494
Operating costs and expenses	(43,135)	(43,122)	(88,633)	(81,647)
Depreciation, depletion and amortization expense	(39,362)	(57,194)	(79,480)	(106,789)
Segment income (loss)	$(12,181)	$7,921	$112,037	$20,058
Well construction and completion:
Revenues	$16,956	$16,336	$40,611	$65,713
Operating costs and expenses	(14,745)	(14,206)	(35,315)	(57,142)
Segment income	$2,211	$2,130	$5,296	$8,571
Other partnership management:(1)
Revenues	$8,853	$14,324	$18,953	$26,047
Operating costs and expenses	(4,655)	(6,699)	(9,270)	(13,594)
Depreciation, depletion and amortization expense	(3,132)	(2,486)	(6,005)	(4,710)
Segment income	$1,066	$5,139	$3,678	$7,743
Reconciliation of segment income (loss) to net income (loss):
Segment income (loss):
Gas and oil production	$(12,181)	$7,921	$112,037	$20,058
Well construction and completion	2,211	2,130	5,296	8,571
Other partnership management	1,066	5,139	3,678	7,743
Total segment income (loss)	(8,904)	15,190	121,011	36,372
General and administrative expenses(2)	(13,287)	(21,315)	(30,422)	(37,770)
Interest expense(2)	(24,716)	(13,263)	(49,913)	(26,451)
Gain/(loss) on asset sales and disposal(2)	97	9	86	(1,594)
Net income (loss)	$(46,810)	$(19,379)	$40,762	$(29,443)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Gas and oil production	$70,316	$108,237	$280,150	$208,494
Well construction and completion	16,956	16,336	40,611	65,713
Other partnership management	8,853	14,324	18,953	26,047
Total revenues	$96,125	$138,897	$339,714	$300,254
Capital expenditures:
Gas and oil production	$24,041	$48,810	$56,233	$83,794
Other partnership management	2,700	4,259	12,794	7,632
Corporate and other	252	1,649	464	3,223
Total capital expenditures	$26,993	$54,718	$69,491	$94,649

	June 30,	December 31,
	2015	2014
Balance sheet:
Goodwill:
Gas and oil production	$—	$—
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250
	$13,639	$13,639
Total assets:
Gas and oil production	$2,522,853	$2,601,171
Well construction and completion	7,133	39,558
Other partnership management	66,752	65,896
Corporate and other	104,356	84,928
	$2,701,094	$2,791,553

(1)	Includes revenues and expenses from well services, gathering and processing, administration and oversight, and other, net that do not meet the quantitative threshold for reporting segment information.
(2)

Gain (loss) on asset sales and disposal, general and administrative expenses and interest expense have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 16 — SUBSEQUENT EVENTS

Cash Distributions. On July 22, 2015, the Partnership declared a monthly distribution of $0.1083 per common unit for the month of June 30, 2015. The $11.2 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

On July 15, 2015, the Partnership paid a quarterly distribution of $0.5390625 per Class D Preferred Unit, or $2.2 million, for the second quarter of 2015 to Class D Preferred Unitholders of record as of July 1, 2015.

On July 15, 2015, the Partnership paid an initial quarterly distribution of $0.6793 per Class E Preferred Unit, or $0.2 million, for the period from April 14, 2015 through July 15, 2015 to Class E Preferred Unitholders of record as of July 1, 2015.

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

On February 27, 2015, our general partner, Atlas Energy Group, LLC (“Atlas Energy Group”; NYSE: ATLS) distributed 100% of its common units to existing unitholders of its then parent, Atlas Energy, L.P. (“Atlas Energy”), which was a publicly traded master-limited partnership (NYSE: ATLS) (Atlas Energy and Atlas Energy Group are collectively referred to as “ATLS”). Atlas Energy Group manages our operations and activities through its ownership of our general partner interest.  Concurrent with Atlas Energy Group’s unit distribution, Atlas Energy and its midstream ownership interests merged into Targa Resources Corp. (“Targa”; NYSE:  TRGP) and ceased trading. At June 30, 2015, Atlas Energy Group owned 100% of our general partner Class A units, all of the incentive distribution rights through which it manages and effectively controls us, and an approximate 25.0% limited partner interest (20,962,485 common and 3,749,986 preferred limited partner units) in us.

In addition to its general and limited partner interest in us, ATLS also holds general and limited partner interests in the following:

•

Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, oil and NGLs, with operations primarily focused in the Eagle Ford Shale; and

•	Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs.

FINANCIAL PRESENTATION

Our consolidated balance sheets at June 30, 2015 and December 31, 2014, and the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

SUBSEQUENT EVENTS

Cash Distributions. On July 22, 2015, we declared a monthly distribution of $0.1083 per common unit for the month of June 30, 2015. The $11.2 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

On July 15, 2015, we paid a quarterly distribution of $0.5390625 per Class D Preferred Unit, or $2.2 million, for the second quarter of 2015 to Class D Preferred Unitholders of record as of July 1, 2015.

On July 15, 2015, we paid an initial quarterly distribution of $0.6793 per Class E Preferred Unit, or $0.2 million, for the period from April 14, 2015 through July 15, 2015 to Class E Preferred Unitholders of record as of July 1, 2015.

RECENT DEVELOPMENTS

Arkoma Acquisition. On June 5, 2015, we completed the acquisition of ATLS’s coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). We funded the purchase price through the issuance of 6,500,000 common limited partner units. The Arkoma Acquisition had an effective date of January 1, 2015, however, as the acquisition constituted a transaction between entities under common control, we retrospectively adjusted our consolidated financial statements for dates prior to the date of acquisition to reflect our results on a consolidated basis with the results of the Arkoma assets as of or at the beginning of the respective period.

Issuance of Common Units. In May 2015, in connection with the Arkoma Acquisition, we issued 6,500,000 of our common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.5 million. We used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under our revolving credit facility (see “Issuance of Units”).

Issuance of Preferred Units. In April 2015, we issued 255,000 of our newly created 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E Preferred Units”) at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million. We will pay distributions on the Class E Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00 (see “Issuance of Units”).

Credit Facility Amendment. On February 23, 2015, we entered into a Sixth Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated July 31, 2013.  Among other things, the Sixth Amendment:

•	reduced the borrowing base under the Credit Agreement from $900.0 million to $750.0 million;

•	permitted the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	rescheduled the May 1, 2015 borrowing base redetermination for July 1, 2015;

•	if the borrowing base utilization (as defined in the Credit Agreement) is less than 90%, increased the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revised the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

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

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our gas. The sales price of natural gas produced is a function of the market in the area and typically linked to a regional index. The pricing indices for the majority of our production areas are as follows:

•	Appalachian Basin - Dominion South Point, Tennessee Gas Pipeline Zone 4 (200 Leg), Transco Leidy Line, Columbia Appalachia, NYMEX and Transco Zone 5;
•	Mississippi Lime - Southern Star;
•	Barnett Shale and Marble Falls- primarily Waha;
•	Raton - ANR, Panhandle, and NGPL;
•	Black Warrior Basin - Southern Natural;
•	Eagle Ford – Transco Zone 1;
•	Arkoma – Enable Gas; and
•	Other regions - primarily the Texas Gas Zone SL spot market (New Albany Shale) and the Cheyenne Hub spot market (Niobrara).

We attempt to sell the majority of our natural gas at monthly, fixed index prices and a smaller portion at index daily prices.

We hold firm transportation obligations on Colorado Interstate Gas for the benefit of production from the Raton Basin in the New Mexico/Colorado Area. The total of firm transportation held is approximately 82,500 dth/d at a weighted average rate of $0.2575/MMBtu under contracts expiring in 2016. We also hold firm transportation obligations on East Tennessee Natural Gas, Columbia Gas Transmission and Equitrans for the benefit of production from the central Appalachian Basin. The total of firm transportation held is approximately 25,000 dth/d, 14,500 dth/d and 2,300 dth/d, respectively, under contracts expiring between the years 2015 and 2022.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines during the fourth quarter of 2014 and the first half of 2015. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, we have focused our natural gas, crude oil and NGL production operations in various plays throughout the United States. Through June 30, 2015, we have established production positions in the following operating areas:

•

the Appalachia Basin assets, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•

coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming, where we established a position following our acquisition of certain assets from EP Energy during 2013, as well as the Central Appalachia Basin in West Virginia and Virginia, where we established a position following our acquisition of assets from GeoMet Inc. in May 2014, and the Arkoma Basin in eastern Oklahoma, where we established a position following the Arkoma Acquisition (see “Recent Developments”);

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

•	the Eagle Ford Shale in south Texas, in which we and AGP acquired acreage and producing wells in November 2014;
•	the Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area; and
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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and for our interest, during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015	2014
Gross wells drilled:
Barnett/Marble Falls	—		26	3	52
Mississippi Lime	2		12	4	16
Total	2		38	7	68
Net wells drilled(1):
Barnett/Marble Falls	—		18	2	36
Mississippi Lime	2		6	3	7
Total	2		24	5	43
Gross wells turned in line(2):
Appalachia - Utica	4	1	—	4	—
Barnett/Marble Falls	—		23	14	49
Eagle Ford	—		—	2	—
Mississippi Lime	6		6	11	11
Total	10		29	31	60
Net wells turned in line(2):
Appalachia - Utica	1		—	1	—
Barnett/Marble Falls	—		20	4	37
Eagle Ford	—		—	1	—
Mississippi Lime	2		2	4	4
Total	3		22	10	41

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage ownership in our Drilling Partnerships.

(2)	Wells turned in line refers to wells that have been drilled, completed, and connected to a gathering system.

Production Volumes. The following table presents our total net natural gas, crude oil, and NGL production volumes and production per day for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production:(1)(2) (3)
Appalachia:
Natural gas (MMcf)	2,855	3,450	5,755	7,154
Oil (000’s Bbls)	34	35	64	73
NGLs (000’s Bbls)	3	4	6	7
Total (MMcfe)	3,076	3,687	6,175	7,630
Coal-bed Methane:
Natural gas (MMcf)	11,949	11,935	24,021	22,701
Oil (000’s Bbls)	—	—	—	—
NGLs (000’s Bbls)	—	—	—	—
Total (MMcfe)	11,949	11,935	24,021	22,701
Barnett/Marble Falls:
Natural gas (MMcf)	4,311	5,434	8,776	10,645
Oil (000’s Bbls)	58	112	125	187
NGLs (000’s Bbls)	191	251	395	483
Total (MMcfe)	5,800	7,614	11,898	14,663
Rangely/Eagle Ford:
Natural gas (MMcf)	18	—	63	—
Oil (000’s Bbls)	354	—	706	—
NGLs (000’s Bbls)	27	—	60	—
Total (MMcfe)	2,307	—	4,658	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mississippi Lime/Hunton:
Natural gas (MMcf)	585	576	1,267	1,104
Oil (000’s Bbls)	35	40	81	67
NGLs (000’s Bbls)	49	49	104	93
Total (MMcfe)	1,086	1,111	2,378	2,063
Other operating areas:
Natural gas (MMcf)	287	297	584	603
Oil (000’s Bbls)	2	2	4	4
NGLs (000’s Bbls)	21	31	39	61
Total (MMcfe)	421	498	841	997
Total production:
Natural gas (MMcf)	20,006	21,692	40,466	42,207
Oil (000’s Bbls)	482	190	980	331
NGLs (000’s Bbls)	291	336	605	644
Total (MMcfe)	24,639	24,844	49,971	48,053
Production per day:(1)(2)(3)
Appalachia:
Natural gas (Mcfd)	31,378	37,916	31,796	39,522
Oil (Bpd)	369	388	352	401
NGLs (Bpd)	35	45	35	37
Total (Mcfed)	33,804	40,513	34,118	42,152
Coal-bed Methane:
Natural gas (Mcfd)	131,310	131,156	132,714	125,420
Oil (Bpd)	—	—	—	—
NGLs (Bpd)	—	—	—	—
Total (Mcfed)	131,310	131,156	132,714	125,420
Barnett/Marble Falls:
Natural gas (Mcfd)	47,369	59,711	48,487	58,810
Oil (Bpd)	633	1,231	691	1,034
NGLs (Bpd)	2,095	2,762	2,184	2,666
Total (Mcfed)	63,740	83,669	65,736	81,009
Rangely/Eagle Ford:
Natural gas (Mcfd)	200	—	349	—
Oil (Bpd)	3,890	—	3,900	—
NGLs (Bpd)	302	—	330	—
Total (Mcfed)	25,354	—	25,732	—
Mississippi Lime/Hunton:
Natural gas (Mcfd)	6,429	6,325	7,001	6,100
Oil (Bpd)	383	437	448	369
NGLs (Bpd)	534	543	574	514
Total (Mcfed)	11,931	12,205	13,137	11,400
Other operating areas:
Natural gas (Mcfd)	3,158	3,267	3,224	3,334
Oil (Bpd)	17	27	21	23
NGLs (Bpd)	227	340	216	339
Total (Mcfed)	4,622	5,470	4,645	5,506
Total production per day:
Natural gas (Mcfd)	219,844	238,375	223,571	233,186
Oil (Bpd)	5,293	2,084	5,412	1,827
NGLs (Bpd)	3,194	3,689	3,340	3,556
Total (Mcfed)	270,761	273,014	276,083	265,488

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

(3)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia (excluding the Cedar Bluff area); Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, the Arkoma Basin in eastern Oklahoma, and the County Line area of Wyoming; Rangely/Eagle Ford includes our 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and our production located in southern Texas; Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for the three and six months ended June 30, 2015 and 2014, along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production revenues (in thousands):(1)
Appalachia:
Natural gas revenue	$2,816	$12,934	$6,702	$23,396
Oil revenue	2,367	2,930	4,377	5,974
Natural gas liquids revenue	44	162	139	238
Total revenues	$5,227	$16,026	$11,218	$29,608
Coal-bed Methane:
Natural gas revenue	$41,134	$48,786	$88,975	$95,380
Oil revenue	—	—	—	—
Natural gas liquids revenue	—	—	—	—
Total revenues	$41,134	$48,786	$88,975	$95,380
Barnett/Marble Falls:
Natural gas revenue	$10,305	$16,427	$22,187	$33,705
Oil revenue	2,084	10,303	4,441	16,988
Natural gas liquids revenue	2,675	6,350	5,719	12,998
Total revenues	$15,064	$33,080	$32,347	$63,691
Rangely/Eagle Ford:
Natural gas revenue	$73	$—	$267	$—
Oil revenue	29,870	—	55,850	—
Natural gas liquids revenue	1,203	—	2,301	—
Total revenues	$31,146	$—	$58,418	$—
Mississippi Lime/Hunton:
Natural gas revenue	$1,039	$2,301	$2,566	$4,826
Oil revenue	1,435	3,745	3,270	6,172
Natural gas liquids revenue	781	1,825	1,721	3,766
Total revenues	$3,255	$7,871	$7,557	$14,764
Other operating areas:
Natural gas revenue	$1,181	$1,332	$2,392	$2,675
Oil revenue	105	214	308	341
Natural gas liquids revenue	148	928	294	2,035
Total revenues	$1,434	$2,474	$2,994	$5,051
Total production revenues:
Natural gas revenue	$56,548	$81,780	$123,089	$159,982
Oil revenue	35,861	17,192	68,246	29,475
Natural gas liquids revenue	4,851	9,265	10,174	19,037
Total revenues	$97,260	$108,237	$201,509	$208,494
Average sales price:
Natural gas (per Mcf):(2)
Total realized price, after hedge(3) (4)	$3.33	$3.79	$3.46	$3.92
Total realized price, before hedge(3)	$2.14	$4.13	$2.34	$4.39
Oil (per Bbl):(2)
Total realized price, after hedge(4)	$83.19	$90.66	$81.98	$89.12
Total realized price, before hedge	$53.35	$98.95	$48.32	$96.49
Natural gas liquids (per Bbl):(2)
Total realized price, after hedge(4)	$22.58	$27.60	$22.53	$29.57
Total realized price, before hedge	$13.78	$28.93	$13.95	$32.15

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production costs (per Mcfe):(1) (2)
Appalachia:
Lease operating expenses(5)	$1.09	$1.16	$1.10	$1.07
Production taxes	0.06	0.03	0.06	0.05
Transportation and compression	0.28	0.52	0.31	0.55
	$1.43	$1.72	$1.47	$1.67
Coal-bed Methane:
Lease operating expenses	$1.03	$1.07	$1.05	$1.04
Production taxes	0.20	0.34	0.22	0.33
Transportation and compression	0.35	0.32	0.34	0.34
	$1.59	$1.73	$1.60	$1.71
Barnett/Marble Falls:
Lease operating expenses	$1.26	$1.50	$1.34	$1.48
Production taxes	0.17	0.21	0.18	0.27
Transportation and compression	0.07	0.06	0.07	0.07
	$1.50	$1.77	$1.58	$1.81
Rangely/Eagle Ford:
Lease operating expenses	$3.69	$—	$3.37	$—
Production taxes	0.14	—	0.43	—
Transportation and compression	0.06	—	0.04	—
	$3.88	$—	$3.84	$—
Mississippi Lime/Hunton:
Lease operating expenses	$1.57	$1.42	$1.50	$1.50
Production taxes	0.06	0.14	0.07	0.17
Transportation and compression	0.28	0.29	0.27	0.30
	$1.91	$1.85	$1.83	$1.97
Other operating areas:
Lease operating expenses	$1.04	$0.86	$0.88	$0.80
Production taxes	0.13	0.19	0.13	0.19
Transportation and compression	0.20	0.19	0.21	0.21
	$1.37	$1.25	$1.22	$1.20
Total production costs:
Lease operating expenses(5)	$1.36	$1.22	$1.36	$1.19
Production taxes	0.16	0.24	0.20	0.26
Transportation and compression	0.24	0.27	0.24	0.28
	$1.77	$1.73	$1.79	$1.73

(1)

Appalachia includes our production located in Pennsylvania, Ohio, New York and West Virginia (excluding the Cedar Bluff area); Coal-bed methane includes our production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, the Arkoma Basin in eastern Oklahoma, and the County Line area of Wyoming; Rangely/Eagle Ford includes our 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and our production located in southern Texas; Other operating areas include our production located in the Chattanooga, New Albany and Niobrara Shales.

(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of subordination of our production revenue to investor partners within our Drilling Partnerships for the three and six months ended June 30, 2015 and 2014. Including the effect of this subordination, the average realized gas sales price was $3.28 per Mcf ($2.09 per Mcf before the effects of financial hedging) and $3.77 per Mcf ($4.12 per Mcf before the effects of financial hedging) for the three months ended June 30, 2015 and 2014, respectively, and $3.40 per Mcf ($2.29 per Mcf before the effects of financial hedging) and $3.79 per Mcf ($4.26 per Mcf before the effects of financial hedging) for six months ended June 30, 2015 and 2014, respectively.

(4)

Includes the impact of cash settlements on commodity derivative contracts not previously included within accumulated other comprehensive income following our decision to de-designate hedges beginning on January 1, 2015, consisting of $9.0 million associated with natural gas derivative contracts, $4.2 million associated with crude oil derivative contracts, and $1.7 million associated with natural gas liquids derivative contracts for the three months ended June 30, 2015, and $14.6 million associated with natural gas derivative contracts, $12.1 million associated with crude oil derivative contracts, and $3.4 million associated with natural gas liquids derivative contracts for the six months ended June 30, 2015 (see “Item 1. Financial Statements – Note 8”).

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of our production revenue to investor partners within our Drilling Partnerships for the three and six months ended June 30, 2015 and 2014. Including the effects of these costs, Appalachia lease operating expenses were $0.92 per Mcfe ($1.26 per Mcfe for total production costs) and $1.17 per Mcfe ($1.73 per Mcfe for total production costs) for the three months ended June 30, 2015 and 2014, respectively, and $0.93 per Mcfe ($1.30 per Mcfe for total production costs) and $0.86 per Mcfe ($1.46 per Mcfe for total production costs) for the six months ended June 30, 2015 and 2014, respectively. Including the effects of these costs, total lease operating expenses were $1.34 per Mcfe ($1.75 per Mcfe for total production costs) and $1.23 per Mcfe ($1.74 per Mcfe for total production costs) for the three months ended June 30, 2015 and 2014, respectively, and $1.34 per Mcfe ($1.77 per Mcfe for total production costs) and $1.16 per Mcfe ($1.70 per Mcfe for total production costs) for the six months ended June 30, 2015 and 2014, respectively.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Total production revenues were $97.3 million for the three months ended June 30, 2015, a decrease of $10.9 million from $108.2 million for the three months ended June 30, 2014. This decrease principally consisted of an $18.0 million decrease attributable to the Barnett Shale/Marble Falls operations, a $10.8 million decrease attributable to the Appalachia assets, a $7.7 million decrease attributable to the coal-bed methane assets, a $4.6 million decrease attributable to the Mississippi Lime/Hunton assets, and a $1.0 million decrease associated with our other operating areas, partially offset by a $31.2 million increase attributable to the newly acquired Rangely and Eagle Ford assets.

Total production costs were $43.1 million for the three months ended June 30, 2015, comparable with the three months ended June 30, 2014.  Total production costs per Mcfe increased to $1.77 per Mcfe for the three months ended June 30, 2015 from $1.73 per Mcfe for the comparable prior year period primarily as a result of the increase in our oil production as a component of our total production.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Total production revenues were $201.5 million for the six months ended June 30, 2015, a decrease of $7.0 million from $208.5 million for the six months ended June 30, 2014. This decrease principally consisted of a $31.3 million decrease attributable to the Barnett Shale/Marble Falls operations, an $18.4 million decrease attributable to the Appalachia assets, a $7.2 million decrease attributable to the Mississippi Lime/Hunton assets, a $6.4 million decrease attributable to the coal-bed methane assets, and a $2.1 million decrease associated with our other operating areas, partially offset by a $58.4 million increase attributable to the newly acquired Rangely and Eagle Ford assets.

Total production costs were $88.6 million for the six months ended June 30, 2015, an increase of $7.0 million from $81.6 million for the six months ended June 30, 2014. This increase primarily consisted of a $17.9 million increase attributable to the newly acquired Rangely/Eagle Ford assets, a $0.6 million decrease in the credit received against lease operating expenses pertaining to the subordination of our revenue within our Drilling Partnerships, and a $0.3 million increase attributable to the Mississippi Lime/Hunton assets, partially offset by a $7.8 million decrease attributable to the Barnett Shale/Marble Falls assets, a $3.6 million decrease attributable to the Appalachia operations, a $0.2 million decrease attributable to the coal-bed methane assets, and a $0.2 million decrease associated with our other operating areas. Total production costs per Mcfe increased to $1.79 per Mcfe for the six months ended June 30, 2015 from $1.73 per Mcfe for the comparable prior year period primarily as a result of the increase in our oil production as a component of our total production.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of capital we raise through our Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships we sponsor. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Drilling partnership investor capital:
Raised	$—	$1,555	$—	$1,555
Deployed	$16,956	$16,336	$40,611	$65,713

Average construction and completion:
Revenue per well	$6,472	$2,364	$3,136	$2,934
Cost per well	5,628	2,056	2,727	2,551
Gross profit per well	$844	$308	$409	$383
Gross profit margin	$2,211	$2,130	$5,296	$8,571
Partnership net wells associated with revenue recognized(1):
Appalachia - Utica	2	—	2	1
Barnett/Marble Falls	—	4	5	15
Rangely/Eagle Ford	—	—	1	—
Mississippi Lime/Hunton	1	3	5	6
Total	3	7	13	22

(1)	Consists of Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Well construction and completion segment margin was $2.2 million for the three months ended June 30, 2015, an increase of $0.1 million from $2.1 million for the three months ended June 30, 2014. This increase consisted of a $1.4 million increase associated with our higher gross profit margin per well, partially offset by a $1.3 million decrease related to fewer wells recognized for revenue within our Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Utica Shale wells within our Drilling Partnerships during the three months ended June 30, 2015 compared with the prior year period. As our drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells we drill.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Well construction and completion segment margin was $5.3 million for the six months ended June 30, 2015, a decrease of $3.3 million from $8.6 million for the six months ended June 30, 2014. This decrease consisted of a $3.6 million decrease related to fewer wells recognized for revenue within our Drilling Partnerships, partially offset by a $0.3 million increase associated with our higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Eagle Ford Shale wells within our Drilling Partnerships during the six months ended June 30, 2015 compared with the prior year period.

Administration and Oversight

Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our Drilling Partnerships. Typically, we receive a lower administration and oversight fee related to shallow, vertical wells we drill within the Drilling Partnerships, such as those in the Marble Falls play, as compared to deep, horizontal wells, such as those drilled in the Marcellus and Utica Shales. The following table presents the number of gross and net development wells we drilled for our Drilling Partnerships during the three and six months ended June 30, 2015 and 2014. There were no exploratory wells drilled during the three and months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross partnership wells drilled:
Barnett/Marble Falls	—	9	2	32
Mississippi Lime/Hunton	—	8	2	11
Total	—	17	4	43
Net partnership wells drilled:
Barnett/Marble Falls	—	9	2	20
Mississippi Lime/Hunton	—	8	1	11
Total	—	17	3	31

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Administration and oversight fee revenues were $0.5 million for the three months ended June 30, 2015, a decrease of $3.7 million from $4.2 million for the three months ended June 30, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Administration and oversight fee revenues were $1.8 million for the six months ended June 30, 2015, a decrease of $4.1 million from $5.9 million for the six months ended June 30, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs, including work performed for our Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which we serve as operator.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Well services revenues were $6.1 million for the three months ended June 30, 2015, a decrease of $0.3 million from $6.4 million for the three months ended June 30, 2014. Well services expenses were $2.1 million for the three months ended June 30, 2015, a decrease of $0.3 million from $2.4 million for the three months ended June 30, 2014. The decrease in well services revenue is primarily related to our efforts to increase production through intermittent operation of certain legacy wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Well services revenues were $12.7 million for the six months ended June 30, 2015, an increase of $0.9 million from $11.8 million for the six months ended June 30, 2014. Well services expenses were $4.3 million for the six months ended June 30, 2015, a decrease of $0.6 million from $4.9 million for the six months ended June 30, 2014. The increase in well services revenue is primarily related to the increased utilization of our salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by our Drilling Partnership wells partially offset by a decrease in revenue pertaining to our efforts to increase production through intermittent operation of certain legacy wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

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

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Our net gathering and processing expense for the three months ended June 30, 2015 was net expense of $0.3 million, a favorable movement of $0.2 million compared with net expense of $0.5 million for the three months ended June 30, 2014. This favorable movement was principally due to decreases in our production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Our net gathering and processing expense for the six months ended June 30, 2015 was net expense of $0.6 million, an unfavorable movement of $0.1 million compared with net expense of $0.5 million for the six months ended June 30, 2014. This unfavorable movement was principally due to lower gathering fees from our Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing our gathering pipeline, in comparison with the prior year period, partially offset by decreases in our production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Gain (Loss) on Mark-to-Market Derivatives

On January 1, 2015, we discontinued hedge accounting for our qualified commodity derivatives.  As such, subsequent changes in fair value of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on our consolidated statements of operations.  The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on our balance sheet, will be reclassified to our consolidated statements of operations in the future at the time the originally hedged physical transactions settle.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. We recognized a loss on mark-to-market derivatives of $26.9 million for the three months ended June 30, 2015. This loss was due primarily to mark-to-market losses in the current quarter primarily related to the change in natural gas and oil prices during the period. There were no gains or losses on mark-to-market derivatives during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. We recognized a gain on mark-to-market derivatives of $78.6 million for the six months ended June 30, 2015. This gain was due primarily to mark-to-market gains in the current year primarily related to the change in natural gas and oil prices during the year. There were no gains or losses on mark-to-market derivatives during the six months ended June 30, 2014.

Other, net

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Other, net for the three months ended June 30, 2015 was income of approximately $27,000, compared with income of approximately $35,000 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Other, net for the six months ended June 30, 2015 was income of approximately $0.1 million, comparable to income of approximately $0.1 million for the six months ended June 30, 2014.

OTHER COSTS AND EXPENSES

General and Administrative Expenses

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Total general and administrative expenses decreased to $13.3 million for the three months ended June 30, 2015 compared with $21.3 million for the three months ended June 30, 2014. This decrease was primarily due to a $7.5 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods and a $1.1 million decrease in non-cash compensation expense, partially offset by a $0.6 million increase in other corporate activities during the current year period in comparison with the prior year period.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Total general and administrative expenses decreased to $30.4 million for the six months ended June 30, 2015 compared with $37.8 million for the six months ended June 30, 2014. This decrease was primarily due to a $7.7 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods, partially offset by a $0.3 million increase in non-cash compensation expense.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization decreased to $42.5 million for the three months ended June 30, 2015 compared with $59.7 million for the comparable prior year period, which was primarily due to a $17.8 million decrease in our depletion expense.

Total depreciation, depletion and amortization decreased to $85.5 million for the six months ended June 30, 2015 compared with $111.5 million for the comparable prior year period, which was primarily due to a $27.3 million decrease in our depletion expense.

The following table presents a summary of our depreciation, depletion and amortization expense and our depletion expense per Mcfe for our operations for the respective periods (in thousands, except for per Mcfe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation, depletion and amortization:
Depletion expense	$39,362	$57,194	$79,480	$106,789
Depreciation and amortization expense	3,132	2,486	6,005	4,710
	$42,494	$59,680	$85,485	$111,499
Depletion expense:
Total	$39,362	$57,194	$79,480	$106,789
Depletion expense as a percentage of gas and oil production revenue	40%	53%	39%	51%
Depletion per Mcfe	$1.60	$2.30	$1.59	$2.22

Depletion expense varies from period to period and is directly affected by changes in our gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties.

For the three months ended June 30, 2015, depletion expense was $39.4 million, a decrease of $17.8 million compared with $57.2 million for the three months ended June 30, 2014. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 42% for the three months ended June 30, 2015, compared with 53% for the three months ended June 30, 2014. Depletion expense per Mcfe decreased to $1.60 for the three months ended June 30, 2015, compared to $2.30 for the prior year comparable period. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairment recognized at December 31, 2014.

For the six months ended June 30, 2015, depletion expense was $79.5 million, a decrease of $27.3 million compared with $106.8 million for the six months ended June 30, 2014. Our depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 39% for the six months ended June 30, 2015, compared with 51% for the six months ended June 30, 2014. Depletion expense per Mcfe decreased to $1.59 for the six months ended June 30, 2015, compared to $2.22 for the prior year comparable period. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairment recognized at December 31, 2014.

Interest Expense

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Interest expense for the three months ended June 30, 2015 was $24.7 million as compared with $13.3 million for the comparable prior year period. The $11.4 million increase in our interest expense consisted of a $6.7 million increase associated with our Term Loan Facility, a $3.0 million increase associated with interest expense on our Senior Notes, a $1.1 million increase associated with amortization of our deferred financing costs, and a $0.6 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility. The increase associated with our Senior Notes is primarily due to the issuance of an additional $100.0 million of our 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of our 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for our Term Loan Facility related to our entry into the Term Loan Facility in February 2015.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Interest expense for the six months ended June 30, 2015 was $49.9 million as compared with $26.5 million for the comparable prior year period. The $23.4 million increase in our interest expense consisted of a $9.6 million increase associated with our Term Loan Facility, a $6.7 million increase associated with interest expense on our Senior Notes, a $4.3 million accelerated amortization charge related to our reduced credit facility borrowing base, a $1.8 million increase associated with amortization of our deferred financing costs, and a $1.0 million increase associated with higher weighted-average outstanding borrowings under our revolving credit facility. The increase associated with our Senior Notes is primarily due to the issuance of an additional $100.0 million of our 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of our 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for our Term Loan Facility related to our entry into the Term Loan Facility in February 2015.

Gain/(Loss) on Asset Sales and Disposal

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. During the three months ended June 30, 2015 and 2014, we recognized gains on asset sales and disposal of $0.1 million and approximately $9,000, respectively.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. During the six months ended June 30, 2015 and 2014, we recognized gains on asset sales and disposal of $0.1 million and losses of $1.6 million, respectively. The $1.6 million loss on asset sales and disposal for the six months ended June 30, 2014 was primarily related to the sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, capital raised through our Drilling Partnerships, and borrowings under our revolving credit facility (see “Credit Facilities”). Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and distributions to our limited partners and general partner. In general, we expect to fund:

•	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through cash generated from operations, additional borrowings and capital raised through Drilling Partnerships; and

•	debt principal payments through additional borrowings as they become due or by the issuance of additional limited partner units or asset sales.

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

Cash Flows – Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net cash provided by operating activities of $53.2 million for the six months ended June 30, 2015 represented a favorable movement of $0.2 million from net cash provided by operating activities of $53.0 million for the prior year period. The $0.2 million favorable movement in net cash provided by operating activities resulted from a $23.4 million favorable movement in working capital, partially offset by a $23.2 million unfavorable movement in net income excluding non-cash items. The $23.4 million favorable movement in working capital was principally due to a $66.0 million favorable movement in accounts receivable, prepaid expenses and other, partially offset by $42.6 million unfavorable movement in accounts payable and accrued liabilities. The $66.0 million favorable movement in accounts receivable, prepaid expenses and other was primarily due to the timing of payments received between the comparable periods.  The $42.6 million unfavorable movement in accounts payable and accrued liabilities was primarily due to an unfavorable movement in accounts payable due to the timing of payments and an unfavorable movement in well drilling liabilities between the respective periods. The $23.2 million unfavorable movement in net income excluding non-cash items was primarily due to a $71.8 million unfavorable movement in unrealized gain on derivatives subsequent to our discontinuation of hedge accounting on January 1, 2015 and a $26.0 million unfavorable movement in depreciation, depletion and amortization, partially offset by a $70.2 million favorable movement in net income (loss) and a $6.2 million favorable movement in amortization of deferred financing costs.

Net cash used in investing activities of $106.3 million for the six months ended June 30, 2015 represented a favorable movement of $506.0 million from net cash used in investing activities of $612.3 million for the prior year period. This favorable movement was primarily due to a $480.5 million decrease in net cash paid for acquisitions and a $25.2 million decrease in capital expenditures. See further discussion of capital expenditures under “Capital Requirements”.

Net cash provided by financing activities of $38.5 million for the six months ended June 30, 2015 represented an unfavorable movement of $522.9 million from net cash provided by financing activities of $561.4 million for the prior year period. This movement was principally due to a $364.5 million decrease in borrowings under our revolving credit and term loan facilities, a $355.5 million decrease in net proceeds from the issuance of our common limited partner units, a $97.5 million decrease in net proceeds from our senior notes, and a $32.8 million unfavorable movement in deferred financing costs, distribution equivalent rights and other, partially offset by a $299.0 million decrease in repayments under our revolving credit facility, a $22.4 million decrease in cash distributions paid to limited partners and a $6.0 million increase in net proceeds from the issuance of our preferred limited partner units. The gross amount of borrowings and repayments under our revolving credit facility included within net cash provided by financing activities, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under our revolving credit facility, and payments, which generally occur throughout the period and increase borrowings under our revolving credit facility, which is generally common practice for our industry.

The issuance of our Class D Preferred Units as partial payment for the Eagle Ford Acquisition represented a non-cash transaction during the six months ended June 30, 2015.

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

The following table summarizes our maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Maintenance capital expenditures	$13,905	$13,100	$29,332	$23,900
Expansion capital expenditures	13,088	41,618	40,159	70,749
Total	$26,993	$54,718	$69,491	$94,649

During the three months ended June 30, 2015, our $27.0 million of total capital expenditures consisted primarily of  $13.5 million for wells drilled exclusively for our own account compared with $24.7 million for the comparable prior year period, $5.1 million of investments in our Drilling Partnerships compared with $13.8 million for the prior year comparable period, $1.4 million of leasehold acquisition costs compared with $7.3 million for the prior year comparable period and $7.0 million of corporate and other costs compared with $8.9 million for the prior year comparable period, which primarily related to a decrease in gathering and processing costs.

During the six months ended June 30, 2015, our $69.5 million of total capital expenditures consisted primarily of  $25.8 million for wells drilled exclusively for our own account compared with $41.8 million for the comparable prior year period, $18.7 million of investments in our Drilling Partnerships compared with $25.0 million for the prior year comparable period, $3.8 million of leasehold acquisition costs compared with $11.3 million for the prior year comparable period and $21.2 million of corporate and other costs compared with $16.5 million for the prior year comparable period, which primarily related to an increase in salt water disposal well costs.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisitions in the future, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. As of June 30, 2015, we are committed to expend approximately $8.2 million on drilling and completion and other capital expenditures, excluding acquisitions. We expect to fund these capital expenditures primarily with cash flow from operations, capital raised through our Drilling Partnerships and borrowings under our revolving credit facility.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, our off-balance sheet arrangements were limited to our letters of credit outstanding of $4.3 million and commitments to spend $8.2 million related to our drilling and completion and capital expenditures, excluding acquisitions.

We are the managing general partner of the Drilling Partnerships and have agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. We have structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, we are not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and we may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that we do not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by us to reflect current well performance, commodity prices and production costs, among other items. Based on our historical experience, as of June 30, 2015, we believe that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

In connection with the Eagle Ford Acquisition, we guaranteed the timely payment of the deferred portion of the purchase price that is to be paid by AGP. Pursuant to the agreement between us and AGP, we will have the right to receive some or all of the assets acquired by AGP in the event of its failure to contribute its portion of any deferred payments.  In connection with the second installment payments, we and AGP amended the purchase and sale agreement to alter the timing and amount of the quarterly installment payments beginning on March 31, 2015 and ending December 31, 2015.

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

Available cash will generally be distributed: first, 98% to our Class D and E preferred unitholders and 2% to our general partner until the distribution to each of our Class D and Class E Preferred Units is an amount equal to its fixed quarterly distribution; second, 98% to our Class C preferred unitholders and 2% to our general partner until there has been distributed to each outstanding Class C Preferred Unit the greater of $0.51 per quarter and the distribution payable to common unitholders; thereafter 98% to our common unitholders and 2% to our general partner. These distribution percentages are modified to provide for incentive distributions to be paid to our general partner, if quarterly distributions exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle our general partner to receive the following increasing percentage of cash distributed by us as it reaches certain target distribution levels:

•	13.0% of all cash distributed in any quarter after each common unit has received $0.46 for that quarter;

•	23.0% of all cash distributed in any quarter after each common unit has received $0.50 for that quarter; and

•	48.0% of all cash distributed in any quarter after each common unit has received $0.60 for that quarter.

CREDIT FACILITIES

Revolving Credit Facility

We are a party to our Second Amended and Restated Credit Agreement dated July 31, 2013, as amended, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”), which provides for a senior secured revolving credit facility with a borrowing base of $750.0 million as of June 30, 2015.

Our borrowing base is scheduled for semi-annual redeterminations on July 1, 2015 and November 1, 2015 and thereafter on May 1 and November 1 of each year. In July 2015, the scheduled redetermination by the lenders reaffirmed our $750.0 million borrowing base.  The Credit Agreement also provides that our borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. At June 30, 2015, $550.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at June 30, 2015. Our obligations under the facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. Additionally, obligations under the facility are guaranteed by certain of our material subsidiaries, and any non-guarantor subsidiaries of ours are minor. Borrowings under the credit facility bear interest, at our election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. If the borrowing base utilization (as defined in the Credit Agreement) is less than 90%, the applicable margin on Eurodollar loans and ABR loans will be increased by 0.25%. We are also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on our combined consolidated statements of operations.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness (excluding second lien debt in an aggregate principal amount of up to $300.0 million), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of our assets. We were in compliance with these covenants as of June 30, 2015. The Credit Agreement also requires the Company to maintain a ratio of Total Funded Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the Credit Agreement) to current liabilities (as defined in the Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

Term Loan Facility

On February 23, 2015, we entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “Term Loan Facility”), and is presented net of $7.0 million of unamortized discount at June 30, 2015.  The Term Loan Facility matures on February 23, 2020.

We have the option to prepay the Term Loan Facility at any time, and we are required to offer to prepay the Term Loan Facility with 100% of the net cash proceeds from the issuance or incurrence of any debt and 100% of the excess net cash proceeds from certain asset sales and condemnation recoveries. We are also required to offer to prepay the Term Loan Facility upon the occurrence of a change of control. All prepayments are subject to the following premiums, plus accrued and unpaid interest:

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

The Second Lien Credit Agreement contains customary covenants that limit our ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities. In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in our existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. We were in compliance with these covenants as of June 30, 2015.

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

SENIOR NOTES

At June 30, 2015, we had $374.6 million outstanding of our 7.75% senior unsecured notes due 2021 (“7.75% Senior Notes”). The 7.75% Senior Notes were presented net of a $0.4 million unamortized discount as of June 30, 2015. Interest on the 7.75% Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, we may redeem the 7.75% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. On and after January 15, 2017, the 7.75% Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if we sell certain assets and do not reinvest the proceeds or repay senior indebtedness or if we experience specific kinds of changes of control, we must offer to repurchase the 7.75% Senior Notes.

At June 30, 2015, we had $324.0 million outstanding of our 9.25% senior unsecured notes due 2021 (“9.25% Senior Notes”). The 9.25% Senior Notes were presented net of a $1.0 million unamortized discount as of June 30, 2015. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, we may redeem the 9.25% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, we may redeem some or all of the 9.25% Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, we may redeem some or all of its 9.25% Senior Notes at the redemption price of 102.313%, and on or after August 15, 2019, we may redeem some or all of its 9.25% Senior Notes at the redemption price of 100.0%. Under certain conditions, including if we sell certain assets and do not reinvest the proceeds or repay senior indebtedness or if we experience specific kinds of changes of control, we must offer to repurchase its 9.25% Senior Notes.

In connection with the issuance of the $75.0 million of 9.25% Senior Notes on October 14, 2014, we entered into a registration rights agreement, whereby we agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015.  On April 15, 2015, the registration statement relating to the exchange offer for the 9.25% Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2014 and expired on May 13, 2015.

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

The indentures governing the 7.75% Senior Notes and 9.25% Senior Notes contain covenants, including limitations on our ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets. We were in compliance with these covenants as of June 30, 2015.

SECURED HEDGE FACILITY

At June 30, 2015, we had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under our revolving credit facility, we are required to utilize this secured hedge facility for future commodity risk management activity for our equity production volumes within the participating Drilling Partnerships. We, as general partner of the Drilling Partnerships, administer the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantee their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

In addition, it will be an event of default under our revolving credit facility if we, as general partner of the Drilling Partnerships, breach an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ISSUANCE OF UNITS

In May 2015, in connection with the Arkoma Acquisition (see “Recent Developments”), we issued 6,500,000 of our common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.5 million. We used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under our revolving credit facility.

In April 2015, we issued 255,000 of our newly created 10.75% Class E Preferred Units at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million. We pay distributions on the Class E Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

In October 2014, in connection with the Eagle Ford Acquisition, we issued 3,200,000 Class D Preferred Units at a public offering price of $25.00 per unit, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay our portion of the quarterly installment related to the Eagle Ford Acquisition, we issued an additional 800,000 Class D Preferred Units directly to the seller at a value of $25.00 per unit. On January 15, 2015, we paid an initial quarterly distribution of $0.616927 per Class D Preferred Unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015. We will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D and Class E Preferred Units rank senior to our common units and Class C Preferred Units with respect to the payment of distributions and distributions upon a liquidation event. The Class D and Class E Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us or converted into our common units in connection with a change in control. At any time on or after October 15, 2019 for the Class D Preferred Units and April 15, 2020 for the Class E Preferred Units, we may, at our option, redeem such preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, we may redeem such preferred units following certain changes of control, as described in the respective Certificates of Designation. If we do not exercise this redemption option upon a change of control, then holders of such preferred units will have the option to convert the preferred units into a number of our common units as set forth in the respective Certificates of Designation. If we exercise any of our redemption rights relating to such preferred units, the holders will not have the conversion right described above with respect to the preferred units called for redemption.

In August 2014, we entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the Agents. Pursuant to the equity distribution agreement, we may sell from time to time through the Agents common units representing limited partner interests of us having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, we may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Agent. During the six months ended June 30, 2015, we issued 2,885,824 common limited partner units under the equity distribution program for net proceeds of $21.4 million, net of $0.6 million in commissions and offering expenses paid.

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

There were no impairments of proved or unproved gas and oil properties recorded by us for the three and six months ended June 30, 2015 and 2014.  During the year ended December 31, 2014, we recognized $555.7 million of asset impairments related to oil and gas properties within our Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income.  Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014.  These impairments related to the carrying amounts of these gas and oil properties being in excess of our estimate of their fair values at December 31, 2014 and our intention not to drill on certain expiring unproved acreage. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

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

There were no goodwill impairments recognized by us during the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, we recorded an $18.1 million goodwill non-cash impairment loss within asset impairment on our consolidated statement of operations related to an impairment of goodwill in our gas and oil production reporting unit due to a decline in overall commodity prices.

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

We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2015. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

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

Interest Rate Risk. At June 30, 2015, $550.0 million was outstanding under our revolving credit facility and $243.0 million was outstanding under our term loan facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve month period ending June 30, 2016 by $7.9 million.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending June 30, 2016 of approximately $9.8 million.

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

At June 30, 2015, we had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	26,832,200	$4.193
2016	53,546,300	$4.229
2017	49,920,000	$4.219
2018	40,800,000	$4.170
2019	15,960,000	$4.017

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	1,560,000	$4.157
2015	Calls sold	1,560,000	$5.002

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	720,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	2,400,000	$(0.090)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	2,520,000	$1.936

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	4,032,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	756,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	756,000	$1.263

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	966,000	$87.653
2016	1,557,000	$81.471
2017	1,140,000	$77.285
2018	1,080,000	$76.281
2019	540,000	$68.371

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2015	Puts purchased	9,750	$83.846
2015	Calls sold	9,750	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6:	EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement dated April 7, 2015 by and among Atlas Resource Partners, L.P. and the underwriters named therein(26)
1.2	Underwriting Agreement dated May 19, 2015 by and among Atlas Resource Partners, L.P. and the underwriters named therein(40)
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

Purchase and Sale Agreement, dated September 24, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (30)

2.3(b)

First Amendment to Purchase and Sale Agreement dated October 27, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (34)

2.3(c)

Second Amendment to Purchase and Sale Agreement dated March 31, 2015, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (37)

2.4

Shared Acquisition and Operating Agreement, dated September 24, 2014, by and among ARP Eagle Ford, LLC and Atlas Growth Eagle Ford, LLC. The schedules to the Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (30)

2.5

Purchase and Sale Agreement, dated May 18, 2015, by and between New Atlas Holdings, LLC and ARP Production Company, LLC. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (40)

3.1	Certificate of Limited Partnership of Atlas Resource Partners, L.P.(2)
3.2(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)
3.2(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 25, 2012(12)
3.2(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of July 31, 2013(6)
3.2(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of October 2, 2014(31)

Exhibit No.	Description
3.2(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of November 3, 2014(33)
3.2(f)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of February 27, 2015 (39)
3.2(g)	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P. dated as of April 14, 2015 (38)
3.3(a)	Certificate of Formation of Atlas Resource Partners GP, LLC(2)
3.3(b)	Certificate of Amendment to Certificate of Formation of Atlas Resource Partners GP, LLC dated as of November 3, 2014(33)
3.4(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(24)
3.4(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC dated as of November 3, 2014(33)
4.1(a)

Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(20)

4.1(b)

Supplemental Indenture dated as of June 2, 2014 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(29)

4.1(c)

Second Supplemental Indenture dated as of July 23, 2015, among Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association

4.2(a)	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(22)
4.2(b)

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(22)

4.2(c)

Second Supplemental Indenture dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(32)

4.2(d)

Third Supplemental Indenture dated as of July 23, 2015, by and among Atlas Resource Partners, L.P., Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association

4.3

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class B Preferred Units, dated as of July 25, 2013(12)

4.4

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class C Convertible Preferred Units, dated as of July 31, 2013(6)

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

Exhibit No.	Description
10.11	Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Energy, L.P. and Atlas Resource Partners, L.P. (6)
10.12

Registration Rights Agreement dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC, for itself and on behalf of the Initial Purchasers (32)

10.13	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several(35)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
99.1	Voting Agreement, dated as of February 13, 2014, by and among ARP Mountaineer Production, LLC, Atlas Resource Partners, L.P. and each of the persons listed on Annex I thereto(25)
99.2	Atlas Resource Partners, L.P. - Partnership Agreement and Distribution Policy
99.3	Rangely Summary Reserve Report of Cawley, Gillespie, and Associates, Inc.(41)
101.INS	XBRL Instance Document(27)
101.SCH	XBRL Schema Document(27)
101.CAL	XBRL Calculation Linkbase Document(27)
101.LAB	XBRL Label Linkbase Document(27)
101.PRE	XBRL Presentation Linkbase Document(27)
101.DEF	XBRL Definition Linkbase Document(27)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 31, 2013.
(2)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-35317).
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2012.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2013
(7)	Previously filed as an exhibit to Atlas Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2011.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 21, 2012.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2014.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2013.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 26, 2012.
(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 7, 2014.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2013.

(18)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(19)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 27, 2012.
(20)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2013.
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 14, 2013.
(22)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 2, 2013.
(23)	Previously filed as an exhibit to Atlas Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(24)	Previously filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(25)	Previously filed as an exhibit to our current report on Form 8-K filed on February 18, 2014.
(26)	Previously filed as an exhibit to our current report on Form 8-K filed on April 13, 2015.
(27)

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

(28)	Previously filed as an exhibit to our Annual Report on Form 10-K filed for the year ended December 31, 2013.
(29)	Previously filed as an exhibit to our current report on Form 8-K filed on June 3, 2014.
(30)	Previously filed as an exhibit to our current report on Form 8-K filed on September 30, 2014.
(31)	Previously filed as an exhibit to our current report on Form 8-K filed on October 2, 2014.
(32)	Previously filed as an exhibit to our current report on Form 8-K filed on October 15, 2014.
(33)	Previously filed as an exhibit to our current report on Form 8-K filed on November 5, 2014.
(34)	Previously filed as an exhibit to our current report on Form 8-K filed on November 6, 2014.
(35)	Previously filed as an exhibit to our current report on Form 8-K filed on August 29, 2014.
(36)	Previously filed as an exhibit to our current report on Form 8-K filed on February 23, 2015.
(37)	Previously filed as an exhibit to our current report on Form 8-K filed on April 6, 2015.
(38)	Previously filed as an exhibit to our registration statement on Form 8-A filed on April 14, 2015.
(39)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 3, 2014.
(40)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 22, 2015.
(41)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCE PARTNERS, L.P.
By: Atlas Energy Group, LLC, its General Partner

Date: August 10, 2015	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer of the General Partner

Date: August 10, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer of the General Partner

Date: August 10, 2015	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer of the General Partner